Form 10-Q
period 2006-03-31
Oracle Healthcare Acquisition Corp.
filed 2006-05-05
CIK 1338648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51785

ORACLE HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0126028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Greenwich Avenue, 3rd Floor Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

(203) 862-7900
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No   ☐

As of May 5, 2006, 18,750,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

ORACLE HEALTHCARE ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)
BALANCE SHEET

March 31,
2006
(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$903,805

Other assets
Cash held in trust account	113,838,413
Total assets	$114,742,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$250
Deferred underwriter’s fee	1,920,000
Total current liabilities	1,920,250

Common stock, subject to possible redemption, 2,999,999 shares at redemption value	22,709,992

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—
Common stock, $.0001 par value, authorized 40,000,000 shares; issued and outstanding 18,750,000 shares (which 2,999,999 shares subject to possible redemption)	1,875
Additional paid-in capital	89,907,367
Retained earnings during the development stage	202,734
Total stockholders’ equity	90,111,976
Total liabilities and stockholders’ equity	$114,742,218

See notes to financial statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2006	September 1, 2005 (inception) to March 31, 2006
	(unaudited)	(unaudited)

Interest income, net	$341,209	$341,958
Formation and operating costs	138,849	139,224
Net income for the period	$202,360	$202,734
Weighted average shares outstanding (basic and diluted)	7,626,404	5,385,071
Net income per share (basic and diluted)	$.027	$.038

See notes to financial statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006	September 1, 2005 (Date of Inception) Through March 31,2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$202,360	$202,734
Adjustments to reconcile net income to net cash from operations:
Accrued expenses		250
Net cash provided by operating activities	202,360	202,984
Net cash used in investing activities:
Cash held in trust account	(113,838,413)	(113,838,413)

Cash flows from financing activities:
Proceeds from note payable	—	100,000
Proceeds from issuance of common stock to existing stockholders	—	31,250
Gross proceeds of public offering	120,000,000	120,000,000
Proceeds from issuance of warrants in private placement	1,000,000	1,000,000
Repayment of notes payable to stockholders	(100,000)	(100,000)
Payments of deferred offering costs	(6,431,462)	(6,492,016)
Net cash provided by financing activities	114,468,538	114,539,234
Net increase in cash	832,485	903,805
Cash, beginning of period	71,320	—
Cash, end of period	$903,805	$903,805

Supplemental disclosure of non-cash financing activity:
Deferred underwriter’s fees	$1,920,000	$1,920,000

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS

Oracle Healthcare Acquisition Corp. (the “Company”) was incorporated in Delaware on September 1, 2005. The Company was formed to acquire an operating business in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated revenues to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on March 2, 2006. The Company consummated the Offering on March 8, 2006 and received net proceeds of approximately $113,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the healthcare industry (“Business Combination”). However, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately 94.5% of the gross proceeds, after payment of certain expenses related to the Offering and amounts paid to the underwriters, was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account will be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the trust account (including the additional 2% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combinations is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company, have agreed to vote all of the shares of common stock held by them, including any shares of common stock purchased in or following the Offering, in accordance with the vote of the majority of all other stockholders of the Company, other than the existing stockholders, officers and directors, with respect to any Business Combination.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit (as defined below) in the Offering (assuming no value is attributed to the Warrants included in the Units sold in the Offering discussed in Note C).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Common stock:

In February 2006, the Board of Directors of the Company approved a six-for-five stock split to all shareholders of record on February 16, 2006. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock split.

[2] Income per common share:

Income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

[3] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[4] Income tax:

The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

[5] Cash and cash equivalents:

The Company considers all highly liquid investments purchased within an original maturity of three months or less to be cash equivalents.

NOTE C—THE OFFERING

On March 8, 2006, the Company sold 15,000,000 units (“Units”) at a price of $8.00 per Unit in the Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 2, 2007 or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account. The Warrants expire on March 2, 2010. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

NOTE D—RELATED PARTY TRANSACTIONS

[1] The Company issued two $50,000 unsecured promissory notes to related parties, Joel D. Liffmann and Larry N. Feinberg, on September 22, 2005. Each note was non-interest bearing and was repaid on March 8, 2006.

[2] The Company presently occupies office space provided by an affiliate of Larry N. Feinberg, one of the Company’s directors. Such affiliate has agreed that, until the consummation of a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on March 2, 2006. Upon completion of a Business Combination or liquidation, the Company will no longer be required to pay these monthly fees.

[3] On March 2, 2006, immediately prior to the Offering, Joel D. Liffmann and Larry N. Feinberg, two of the Company’s directors, each purchased in a private placement 416,667 Warrants, for a combined total of 833,334 Warrants, at a price of $1.20 per Warrant (an aggregate purchase price of approximately $1,000,000) directly from the Company and not as part of the Offering. The Warrants are identical to the warrants issued with the Units in the Offering except that the Warrants will not be transferable or salable by the purchasers until such time as the Company has completed a Business Combination.

NOTE E—COMMITMENTS

The Company paid an underwriting discount of 5% of the public Unit offering price to the underwriters at the closing of the Offering. The Company will also pay an additional 2% fee of the gross offering proceeds (less $0.16 for each share of common stock converted to cash in connection with a Business Combination) payable to the underwriters upon the Company’s consummation of a Business Combination.

The Company has engaged CRT Capital Group LLC, on a non exclusive basis, as their agent for the solicitation of the exercise of the Warrants. The Company has agreed to pay CRT Capital Group LLC a commission equal to 2% of the exercise price for each Warrant exercised more than one year after the date of the prospectus if the exercise was solicited by CRT Capital Group LLC.

NOTE F—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results,  levels of activity,  performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,”  “could,” “would,”  “expect,” “plan,”  “anticipate,”  “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

We were formed on September 1, 2005, for the purpose of acquiring an operating business in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. Our initial business combination must be with an operating business whose fair market value is equal to at least 80% of our net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

For the three months ended March 31, 2006, we had net income of approximately $202,360, derived primarily from income related to the cash held in our trust account. For the period from September 1, 2005 (date of inception) through March 31, 2006, we had net income of approximately $202,734, derived primarily from income related to the cash held in our trust account.

On March 8, 2006, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of our common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 2, 2007 or (b) the completion of a business combination with a target business or the distribution of the trust account. The warrants expire on March 2, 2010. The warrants are redeemable by us at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The net proceeds from our initial public offering, after deducting certain offering expenses of approximately $500,000, and an underwriting discount of $6,000,000, were approximately $113,500,000, all of which was placed into a trust account. On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. The proceeds from the sale of these warrants are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of March 31, 2006, we had $903,805 of proceeds available for such uses.

We expect to use substantially all of the net proceeds from our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through March 8, 2008, assuming that a business combination is not consummated during that time. Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and account fees relating to our Securities and Exchange Commission reporting obligations.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through March 8, 2008. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.

In connection with the initial public offering, we agreed to pay the underwriters additional underwriting fees of $2,400,000, which the underwriters have agreed to defer until the consummation of our initial business combination. We expect that such fees will be paid out of the proceeds held in the trust account.

As of March 31, 2006, the proceeds in the trust account were invested in a money market fund. The average credit rating in the portfolio of the money market fund was Aaa/AAA, as rated by Moody’s and S&P.

We currently have no operating business and have not selected a potential target business. If we are unable to find a suitable target business by September 8, 2007 (or March 8, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by September 8, 2007 and the business combination relating thereto has not yet been consummated by such date), we will be forced to liquidate. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors.

Consistent with the disclosures in our prospectus dated March 2, 2006, we have focused our search on companies in the healthcare industry. Overall, we would gauge the environment for target companies to be competitive and we believe that private equity firms and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult environment for initial public offerings, a cash-rich investment community looking for differentiated opportunities for incremental yield and business owners seeking new ways to maximize their shareholder value while remaining invested in the business. However, there can be no assurance that we will find a suitable business combination in the allotted time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account will be invested in either U.S. “government securities” or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief operating officer (principal executive officer) and our chief financial officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our chief operating officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2006, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $120,000,000. CRT Capital Group LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-128748). The Securities and Exchange Commission declared the registration statement effective on March 2, 2006.

We paid a total of $6,000,000 in underwriting discounts and commissions, and approximately $500,000 has been paid for costs and expenses related to the offering. In connection with the initial public offering, we agreed to pay the underwriters additional underwriting fee of $2,400,000 upon the consummation of our initial business combination. We expect that such fees and expenses will be paid out of the proceeds in the trust account.

After deducting the underwriting discounts and the offering expenses, the total net proceeds to us from the offering were approximately $114,000,000, of which $113,500,000 was deposited into a trust fund (or $7.57 per unit sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 2, 2007 or (b) the completion of a business combination with a target business or the distribution of the trust account. The warrants expire on March 2, 2010. The warrants are redeemable by us at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

For a description of the use of proceeds generated in our initial public offering and the sale of warrants to Larry N. Feinberg and Joel D. Liffmann, see Part I, Item 2 of this Form 10-Q.

Item  3. Defaults Upon Senior Securities.

Not applicable.

Item  4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item  5. Other information.

Not applicable.

Item  6. Exhibits.

31.1                           Section 302 Certification of Chief Operating Officer

31.2                           Section 302 Certification of Chief Financial Officer

32                                    Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE HEALTHCARE ACQUISITION CORP.

Date: May 5, 2006	By:	/s/ Joel D. Liffmann
Joel D. Liffmann
President and Chief Operating Officer
Officer (Principal Executive Officer)

	By:	/s/ Mark A. Radzik
Mark A. Radzik
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)