Form 10-Q
period 2006-06-30
Oracle Healthcare Acquisition Corp.
filed 2006-08-10
CIK 1338648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51785

ORACLE HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0126028
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Greenwich Avenue, 3rd Floor Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

(203) 862-7900
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of August 10, 2006, 18,750,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

ORACLE HEALTHCARE ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEET

June 30,
2006
(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$635,038

Other assets
Cash held in trust account	115,220,030
Total assets	$115,855,068

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$250
Warrant liability	19,475,001
Income taxes payable	596,145
Deferred underwriter’s fee	1,920,000

Total current liabilities	21,991,396

Common stock, subject to possible redemption, 2,999,999 shares at redemption value plus interest income of $226.396 (net of taxes)	22,936,388

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—
Common stock, $.0001 par value, authorized 40,000,000 shares; issued and outstanding 18,750,000 shares (of which 2,999,999 shares subject to possible redemption)	1,875
Additional paid-in capital	70,115,699
Retained earnings during the development stage	809,710
Total stockholders’ equity	70,927,284
Total liabilities and stockholders’ equity	$115,855,068

See notes to financial statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

	Three Months	Six Months	September 1, 2005
	Ended	Ended	(inception) to
	June 30, 2006	June 30, 2006	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)

Interest income, net	$1,389,767	$1,730,976	$1,731,725
Gain from warrant liability	5,066,667	316,667	316,667
Formation and operating costs	(276,917)	(415,766)	(416,141)
Income before taxes	$6,179,517	$1,631,877	$1,632,251

Income taxes	(596,145)	(596,145)	(596,145)

Net Income	$5,583,372	$1,035,732	$1,036,106

Interest income attributable to common stock subject to possible conversion	157,016	226,396	226,396
Net income allocable to common stockholders not subject to possible conversion	5,426,356	809,336	809,710
Weighted average shares outstanding:
Basic	18,750,000	13,250,000	9,412,252
Diluted	21,897,634	15,284,912	10,627,826
Net income per share, basic	$.30	$.08	$.11
Net income per share, diluted	$.26	$.07	$.10

See notes to financial statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

		September 1, 2005
	Six Months	(Date of Inception)
	Ended	Through
	June 30, 2006	June 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,035,732	$1,036,106
Adjustments to reconcile net income to net cash from operations:
Warrant liability	(316,667)	(316,667)
Accrued expenses		250
Income taxes payable	596,145	596,145

Net cash provided by operating activities	1,315,210	1,315,834
Net cash used in investing activities:
Cash held in trust account	(115,220,030)	(115,220,030)

Cash flows from financing activities:
Proceeds from note payable		100,000
Proceeds from issuance of common stock to existing stockholders	—	31,250
Gross proceeds of public offering	120,000,000	120,000,000
Proceeds from issuance of warrants in private placement	1,000,000	1,000,000
Repayment of notes payable to stockholders	(100,000)	(100,000)
Payments of deferred offering costs	(6,431,462)	(6,492,016)
Net cash provided by financing activities	114,468,538	114,539,234
Net increase in cash	563,718	635,038
Cash, beginning of period	71,320	—
Cash, end of period	$635,038	$635,038

Supplemental disclosure of non-cash financing activity:
Deferred underwriter’s fees	$1,920,000	$1,920,000

See notes to financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on March 2, 2006. The Company consummated the Offering on March 8, 2006 and received net proceeds of approximately $113,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the healthcare industry (“Business Combination”). However, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately 94.5% of the gross proceeds, after payment of certain expenses related to the Offering and amounts paid to the underwriters, was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account is invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the trust account (including the additional 2% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combinations is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company, have agreed to vote all of the shares of common stock held by them, including any shares of common stock purchased in or following the Offering, in accordance with the vote of the majority of all other stockholders of the Company, other than the existing stockholders, officers and directors, with respect to any Business Combination.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the founding stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit (as defined below) in the Offering (assuming no value is attributed to the Warrants included in the Units sold in the Offering discussed in Note C).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and the financial results for the three and six months ended June 30, 2006, as well as for the period September 1, 2005 (date of inception) through June 30, 2006, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Regulation SX.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the three and six months ended June 30, 2006 as well as for the period September 1, 2005 (date of inception) through June 30, 2006, are not necessarily indicative of the results of operations to be expected for a full fiscal year.  These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005, which are included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

[2] Common stock:

In February 2006, the Board of Directors of the Company approved a six-for-five stock split to all shareholders of record on February 16, 2006. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock split.

[3] Warrant liability:

The Company has outstanding warrants pursuant to the terms of a Warrant Agreement, dated March 2, 2006, which provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), registration of the common stock  underlying the Company’s warrants is assumed to be not within the Company’s control. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the Company’s statement of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants.

[4] Income per common share:

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise.

[5] Use of estimates:

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

[6] Income tax:

The Company complies with the Financial Accounting Standards Board (“FASB”) SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

[7] Cash and cash equivalents:

The Company considers all highly-liquid investments purchased within an original maturity of three months or less to be cash equivalents.

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

NOTE D – INCOME TAXES

Income tax expense for the three and six months ended June 30, 2006 was approximately $596,000.  The expense is for current federal and state income taxes.

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Final Prospectus dated March 2, 2006.

Overview

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

For the three months ended June 30, 2006, we had net income of approximately $5,583,372, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account. For the six months ended June 30, 2006, we had net income of approximately $1,035,732, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account. For the period from September 1, 2005 (date of inception) through June 30, 2006, we had net income of approximately $1,036,106, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated revenues to date.  Since our inception, our only activities have been organizational activities and those necessary to prepare for our Offering, and thereafter, certain expenses related to pursuing a target business.  We will not generate any operating revenues until the completion of a Business Combination, if any.  We have generated non-operating income in the form of interest income on cash and cash equivalents and our other short term investments.

Liquidity and Capital Resources

The net proceeds from our initial public offering, after deducting certain offering expenses of approximately $500,000, and an underwriting discount of $6,000,000, were approximately $113,500,000, all of which was placed into a trust account. On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. The proceeds from the sale of these warrants are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of June 30, 2006, we had $635,038 of proceeds available for such uses.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through March 8, 2008. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.  Our primary liquidity requirements through March 8, 2008 include approximately $400,000 for expenses for the due diligence and investigation of a target business which includes legal, accounting and other expenses associated with structuring, negotiating and documenting an initial Business Combination; $180,000 for administrative services and support payable to Oracle Investment Management, an affiliate of Mr. Feinberg, representing an aggregate of $7,500 per month for up to 24 months; $80,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $340,000 for general working capital that will be used for miscellaneous expenses and reserves, as well as for director and officer liability insurance premiums.

In connection with the initial public offering, we agreed to pay the underwriters additional underwriting fees of $2,400,000, which the underwriters have agreed to defer until the consummation of our initial business combination. We expect that such fees will be paid out of the proceeds held in the trust account.

As of June 30, 2006, the proceeds in the trust account were invested in a money market fund. The average credit rating in the portfolio of the money market fund was Aaa/AAA, as rated by Moody’s and S&P.

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

Consistent with the disclosures in our prospectus dated March 2, 2006, we have focused our search on companies in the healthcare industry. Overall, we would gauge the environment for target companies to be competitive and we believe that private equity firms and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential Business Combination targets; these include a difficult environment for initial public offerings, a cash-rich investment community looking for differentiated opportunities for incremental yield and business owners seeking new ways to maximize their shareholder value while remaining invested in the business. However, there can be no assurance that we will find a suitable Business Combination in the allotted time.  Furthermore, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to pay expenses related to finding a suitable Business Combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief operating officer (principal executive officer) and our chief financial officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our chief operating officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $6,000,000 in underwriting discounts and commissions, and approximately $500,000 has been paid for costs and expenses related to the offering. In connection with the initial public offering, we agreed to pay the underwriters an additional underwriting fee of $2,400,000 upon the consummation of our initial business combination. We expect that such fees and expenses will be paid out of the proceeds in the trust account.

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

On August 9, 2006, we filed a Current Report on Form 8-K stating that we will restate our financial statements contained within our Form 8-K dated March 10, 2006 and Form 10-Q for the three months ended March 31, 2006 to reflect the reclassification of the warrants issued as part of the units in our public offering as a liability in accordance with Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".  See Note B[3] to the financial statements included in Part I, Item 1 of this Form 10-Q.

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

ORACLE HEALTHCARE ACQUISITION CORP.

Date: August 10, 2006	By:	/s/ Joel D. Liffmann
Joel D. Liffmann
President and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ Mark A. Radzik
Mark A. Radzik
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)