Form 10-Q/A
period 2006-03-31
Oracle Healthcare Acquisition Corp.
filed 2006-11-08
CIK 1338648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

ORACLE HEALTHCARE ACQUISITION CORP.

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on May 5, 2006. We are filing this form 10-Q/A to restate our financial statements for the fiscal quarter ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the Warrants (as defined below) to purchase common stock associated with the Units (as defined below) sold in the initial public offering of the Company (as defined below) and (2) after tax interest income attributable to common stock subject to possible conversion.  The Company had previously classified the value of these Warrants to purchase common stock, when applicable, as equity. After further review, on August 8, 2006, in consultation with its independent accounting firm, Rothstein, Kass & Company, the Company determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument should have been recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-Q gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for fiscal quarter ended March 31, 2006 giving effect to the restated information, see “Restatement of March 31, 2006 Financial Statements” at Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note C to our financial statements.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the restatement described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I — Item 4. Controls and Procedures

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our Form 10-Q for the fiscal quarter ended March 31, 2006. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of May 5, 2006 (the original filing date of the Form 10-Q for the fiscal quarter ended March 31, 2006), and does not reflect events occurring after the filing of our Form 10-Q for the fiscal quarter ended March 31, 2006, nor does it modify or update those disclosures affected by subsequent events. Furthermore, forward looking statements made in our Form 10-Q for the fiscal quarter ended March 31, 2006 have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described herein), and such forward looking statements should be read in their historical context.

ORACLE HEALTHCARE ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

 CONDENSED BALANCE SHEET

March 31,
2006
(unaudited)
(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$903,805

Other assets
Cash held in trust account	113,838,413
Total assets	$114,742,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	250
Warrant liability	24,541,668
Deferred underwriter’s fee	1,920,000

Total current liabilities	$26,461,918

Common stock, subject to possible conversion, 2,999,999 shares at conversion value	22,779,372

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—

Common stock, $.0001 par value, authorized 40,000,000 shares; issued and outstanding 18,750,000 shares (which 2,999,999 shares subject to possible conversion)	1,875

Additional paid-in capital	70,115,699
Retained earnings during the development stage	(4,616,646)
Total stockholders’ equity	$65,500,928
Total liabilities and stockholders’ equity	$114,742,218

See notes to financial statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	(As Restated)	(As Restated)
	Three Months	September 1, 2005
	Ended	(inception) to
	March 31, 2006	March 31, 2006
	(unaudited)	(unaudited)
Interest income, net	$341,209	$341,958
Gain (loss) from warrant liability	(4,750,000)	(4,750,000)
Formation and operating costs	138,849	139,224
Net loss	$(4,547,640)	$(4,547,266)

Interest income attributable to common stock
subject to possible conversion	69,380	69,380

Net loss allocable to common stockholders not subject to possible conversion	$(4,617,020)	$(4,616,646)

Weighted average shares outstanding:
Basic	7,706,044	5,440,141
Diluted	7,706,044	5,440,141

Net loss per share, basic	$(0.59)	$(0.84)
Net loss per share, diluted	$(0.59)	$(0.84)

See notes to financial statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months	September 1, 2005
	Ended	(inception) to
	March 31, 2006	March 31, 2006
	(unaudited)	(unaudited)
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(4,547,640)	$(4,547,266)
Adjustments to reconcile net income to net cash from operations:
Warrant liability	4,750,000	4,750,000
Accrued expenses		250

Net cash provided by operating activities	202,360	202,984
Net cash used in investing activities:
Cash held in trust account	(113,838,413)	(113,838,413)

Cash flows from financing activities:
Proceeds from note payable	—	100,000
Proceeds from issuance of common stock to existing stockholders	—	31,250
Gross proceeds of public offering	120,000,000	120,000,000
Proceeds from issuance of warrants in private placement	1,000,000	1,000,000
Repayment of notes payable to stockholders	(100,000)	(100,000)
Payments of deferred offering costs	(6,431,462)	(6,492,016)
Net cash provided by financing activities	114,468,538	114,539,234
Net increase in cash	832,485	903,805
Cash, beginning of period	71,320	—
Cash, end of period	$903,805	$903,805

Supplemental disclosure of non-cash financing activity:

Deferred underwriter’s fees	$1,920,000	$1,920,000

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

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note D) was declared effective on March 2, 2006. The Company consummated the Offering on March 8, 2006 and received net proceeds of approximately $113,500,000.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the healthcare industry (“Business Combination”). However, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately 94.5% of the gross proceeds, after payment of certain expenses related to the Offering and amounts paid to the underwriters, was placed in a trust account (the “Trust Account”).  The proceeds held in the Trust Account will be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the trust account (including the additional 2% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combinations is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company, have agreed to vote all of the shares of common stock held by them, including any shares of common stock purchased in or following the Offering, in accordance with the vote of the majority of all other stockholders of the Company, other than the existing stockholders, officers and directors, with respect to any Business Combination.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering, if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants included in the Units sold in the Offering discussed in Note D).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and the financial results for the three months ended March 31, 2006, as well as for the period September 1, 2005 (date of inception) through March 31, 2006, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Regulation S-X.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three ended March 31, 2006 as well as for the period September 1, 2005 (date of inception) through March 31, 2006, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005, which are included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

[2] Common stock:

In February 2006, the Board of Directors of the Company approved a six-for-five stock split to all shareholders of record on February 16, 2006. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock split.

[3] Accounting for Warrants and Derivative Instruments:

On March 8, 2006, the Company consummated its initial public offering of 15,000,000 Units. Each Unit consists of one share of common stock and one Warrant. Each Warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 15,833,334 Warrants issued to purchase common stock are separately accounted for as liabilities. The fair value of these Warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these Warrants are shown in the Company’s consolidated statement of operations as “Gain (loss) on warrant liabilities.” These Warrants (other than those purchased by the Company’s founding directors prior to the consummation of the Offering) are freely traded on the over the counter bulletin board, consequently the fair value of these Warrants are estimated as the market price of a Warrant at each period end. To the extent that the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease, including the effect on the Company’s consolidated statement of operations.

Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments.

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

NOTE C — RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

On August 8, 2006, the Company, in consultation with its independent accounting firm, Rothstein, Kass & Company, concluded that it was necessary to restate its financial results for the interim period ended March 8, 2006, the three month period ended March 31 2006 and the period from inception to March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the Warrants to purchase common stock associated with the Units sold at the initial public offering of the Company and (2) after tax interest income attributable to common stock subject to possible conversion.   The Company had previously classified the value of these Warrants to purchase common stock, when applicable, as equity. The Company has determined that these instruments should have been classified as warrant liabilities and therefore, the fair value of each instrument must be recorded as warrant liabilities on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the three months ended March 31, 2006 and for the period from inception to March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the Warrants for the period from inception to March 31, 2006 and for the three months ended March 31, 2006 are summarized below:

Statement of Operations Impact

The following tables show the net impact of the restatements on our net income.

	For the Period September 1, 2005 (inception)
	to March 31, 2006
	As previously
	Reported	Adjustment	As Restated
Interest income, net	$341,958		$341,958
Gain (loss) from warrant liability		$(4,750,000)	(4,750,000)
Formation and operating costs	139,224		139,224
Net Income	$202,734	$(4,750,000)	$(4,547,266)
Interest income attributable to common stock subject to possible conversion		69,380	69,380

Net income allocable to common stockholders not subject to possible conversion		(4,616,646)	$(4,616,646)

Basic	5,385,071	55,070	5,440,141
Diluted		5,440,141	5,440,141

Net income per share, basic	$0.038	(0.878)	$(0.84)
Net income per share, diluted		(0.84)	$(0.84)

	For the Three Months ended
	March 31, 2006
	As previously
	Reported	Adjustment	As Restated
Interest income, net	$341,209		$341,209
Gain (loss) from warrant liability		$(4,750,000)	(4,750,000)
Formation and operating costs	138,849		138,849
Net Income	$202,360	$(4,750,000)	$(4,547,640)
Interest income attributable to common stock subject to possible conversion		69,380	69,380

Net income allocable to common stockholders not subject to possible conversion		(4,617,020)	$(4,617,020)

Weighted average shares outstanding:
Basic	7,626,404	79,640	7,706,044
Diluted		7,706,044	7,706,044

Net income per share, basic	$0.027	(0.617)	$(0.59)
Net income per share, diluted		(0.59)	$(0.59)

Balance Sheet Impact

The following sets for the effects of the restatement adjustments on the Company’s consolidated balance sheet as of March 31, 2006:

	March 31, 2006
	As previously
	Reported	Adjustment	As Restated
ASSETS
Current assets
Cash and cash equivalents	$903,805		$903,805

Other assets
Cash held in trust account	113,838,413		113,838,413
Total assets	$114,742,218	$—	$114,742,218

	March 31, 2006
	As previously
	Reported	Adjustment	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$250		$250
Warrant liability		24,541,668	24,541,668
Deferred underwriter’s fee	1,920,000		1,920,000

Total current liabilities	$1,920,250	$24,541,668	$26,461,918

Common stock, subject to possible conversion, 2,999,999 shares at conversion value	22,709,992	69,380	22,779,372

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—		—
Common stock, $.0001 par value, authorized 40,000,000 shares; issued and outstanding 18,750,000 shares (which 2,999,999 shares subject to possible conversion)	1,875		1,875

Additional paid-in capital	89,907,367	(19,791,668)	70,115,699
Retained earnings during the development stage	202,734	(4,819,380)	(4,616,646)
Total stockholders’ equity	$90,111,976	$(24,611,048)	$65,500,928
Total liabilities and stockholders’ equity	$114,742,218	$(0)	$114,742,218

NOTE D—THE OFFERING

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

NOTE E—RELATED PARTY TRANSACTIONS

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

NOTE F—COMMITMENTS

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

NOTE G—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to earnings or earnings per share growth, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

                The forward-looking statements are and will be based upon our management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results, expenses, cash flows, financial condition, and net income, as well as factors such as our capability in identifying a target business and ability to consummate the merger transaction may differ materially from those contemplated by the forward-looking statements or those currently being experienced by the Company for a number of reasons.

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

Our net loss of $4,547,640 for the three months ended March 31, 2006 consists of interest income primarily on the Trust Fund investment of $341,209, reduced by our monthly operating expenses in the amount of $138,849 and the loss on derivative liability in the amount of $4,750,000.   For the period from September 1, 2005 (date of inception) through March 31, 2006, we had a net loss of approximately $4,547,266, derived primarily from income related to the cash held in our trust account, reduced by our monthly operating expenses in the amount of $139,224 and the loss on derivative liability in the amount of $4,750,000.

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

Restatement of Financial Statements

We have restated our financial statements for the three month period ended March 31, 2006 and for the period from inception to March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and (2) after tax interest income attributable to common stock subject to possible conversion. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, in consultation with its independent accounting firm, Rothstein, Kass & Company, the Company determined that these instruments should have been classified as warrant liabilities and therefore, the fair value of each instrument must be recorded as a warrant liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded warrant liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding warrant liability will be reclassified as equity.

The accompanying financial statements for the three month period ended March 31, 2006 and the period from inception to March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the three month period ended March 31, 2006 and the period from inception to March 31, 2006 are summarized below. See Note C to our Financial Statements for an explanation of these restatements.

Statement of Operations Impact

The following tables show the net impact of the restatements on our net income:

	For the Period September 1, 2005 (inception)
	to March 31, 2006
	As previously
	Reported	Adjustment	As Restated
Interest income, net	$341,958		$341,958
Gain (loss) from warrant liability		$(4,750,000)	(4,750,000)
Formation and operating costs	139,224		139,224
Net Income	$202,734	$(4,750,000)	$(4,547,266)
Interest income attributable to common stock subject to possible conversion		69,380	69,380

Net income allocable to common stockholders not subject to possible conversion		(4,616,646)	$(4,616,646)

Basic	5,385,071	55,070	5,440,141
Diluted		5,440,141	5,440,141

Net income per share, basic	$0.038	(0.878)	$(0.84)
Net income per share, diluted		(0.84)	$(0.84)

	For the Three Months ended
	March 31, 2006
	As previously
	Reported	Adjustment	As Restated
Interest income, net	$341,209		$341,209
Gain (loss) from warrant liability		$(4,750,000)	(4,750,000)
Formation and operating costs	138,849		138,849
Net Income	$202,360	$(4,750,000)	$(4,547,640)
Interest income attributable to common stock subject to possible conversion		69,380	69,380

Net income allocable to common stockholders not subject to possible conversion		(4,617,020)	$(4,617,020)

Weighted average shares outstanding:
Basic	7,626,404	79,640	7,706,044
Diluted		7,706,044	7,706,044

Net income per share, basic	$0.027	(0.617)	$(0.59)
Net income per share, diluted		(0.59)	$(0.59)

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of March 31, 2006:

	March 31, 2006
	As previously
	Reported	Adjustment	As Restated
ASSETS
Current assets
Cash and cash equivalents	$903,805		$903,805

Other assets
Cash held in trust account	113,838,413		113,838,413
Total assets	$114,742,218	$—	$114,742,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$250		$250
Warrant liability		24,541,668	24,541,668
Deferred underwriter’s fee	1,920,000		1,920,000

Total current liabilities	$1,920,250	$24,541,668	$26,461,918

Common stock, subject to possible conversion, 2,999,999 shares at conversion value	22,709,992	69,380	22,779,372

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—		—

Common stock, $.0001 par value, authorized 40,000,000 shares; issued and outstanding 18,750,000 shares (which 2,999,999 shares subject to possible conversion)	1,875		1,875

Additional paid-in capital	89,907,367	(19,791,668)	70,115,699
Retained earnings during the development stage	202,734	(4,819,380)	(4,616,646)
Total stockholders’ equity	$90,111,976	$(24,611,048)	$65,500,928
Total liabilities and stockholders’ equity	$114,742,218	$(0)	$114,742,218

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

ORACLE HEALTHCARE ACQUISITION CORP.

Date: November 8, 2006	By:	/s/ Joel D. Liffmann
Joel D. Liffmann
President and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ Mark A. Radzik
Mark A. Radzik
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)