Form 10-Q
period 2006-09-30
Oracle Healthcare Acquisition Corp.
filed 2006-11-08
CIK 1338648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 8, 2006, 18,750,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

ORACLE HEALTHCARE ACQUISITION CORP.

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Condensed Balance Sheet
Condensed Statements of Operations
Condensed Statements of Cash Flows
Notes to Condensed Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEET

September
2006
(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$576,948

Other assets
Cash held in trust account	115,697,846
Total assets	$116,274,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$250
Warrant liability	14,725,001
Deferred underwriter’s fee	1,920,000

Total current liabilities	16,645,251

Common stock, subject to possible conversion, 2,999,999 shares at conversion value	23,153,027

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding
Common stock, $.0001 par value, authorized 40,000,000 shares; issued and outstanding 18,750,000 shares (which 2,999,999 shares subject to possible conversion)	1,875
Additional paid-in capital	70,115,699
Retained earnings during the development stage	6,358,942
Total stockholders’ equity	76,476,516
Total liabilities and stockholders’ equity	$116,274,794

See notes to financial statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	Three Months	Nine Months	September 1, 2005
	Ended	Ended	(inception) to
	September 30, 2006	September 30, 2006	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Interest income, net	$1,522,892	$3,253,868	$3,254,617
Gain (loss) from warrant liability	4,750,000	5,066,667	5,066,667
Formation and operating costs	(66,021)	(481,787)	(482,162)
Income before taxes	$6,206,871	$7,838,748	$7,839,122

Income taxes	(441,000)	(1,037,145)	(1,037,145)

Net Income	$5,765,871	$6,801,603	$6,801,977

Interest income attributable to common stock subject to possible conversion	216,639	443,035	443,035

Net income allocable to common stockholders not subject to possible conversion	5,549,232	6,358,568	6,358,942

Weighted average shares outstanding:
Basic	18,750,000	15,082,117	11,590,909
Diluted	21,603,457	18,118,744	13,195,193
Net income per share, basic	$0.31	$0.45	$0.59
Net income per share, diluted	$0.27	$0.38	$0.52

See notes to financial statements.

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	September 1, 2005
	Ended	(inception) to
	September 30, 2006	September 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$6,801,603	$6,801,977
Adjustments to reconcile net income to net cash from operations:
Warrant liability	(5,066,667)	(5,066,667)
Accrued expenses		250
Income taxes payable	—	—

Net cash provided by operating activities	1,734,936	1,735,560
Net cash used in investing activities:
Cash held in trust account	(115,697,846)	(115,697,846)

Cash flows from financing activities:
Proceeds from note payable	—	100,000
Proceeds from issuance of common stock to existing stockholders	—	31,250
Gross proceeds of public offering	120,000,000	120,000,000
Proceeds from issuance of warrants in private placement	1,000,000	1,000,000
Repayment of notes payable to stockholders	(100,000)	(100,000)
Payments of deferred offering costs	(6,431,462)	(6,492,016)
Net cash provided by financing activities	$114,468,538	$114,539,234
Net increase in cash	505,628	576,948
Cash, beginning of period	71,320	—
Cash, end of period	$576,948	$576,948

Supplemental disclosure of non-cash financing activity:
Deferred underwriter’s fees	$1,920,000	$1,920,000

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and the financial results for the three and nine months ended September 30, 2006, as well as for the period September 1, 2005 (date of inception) through September 30, 2006, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Regulation S-X.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the three and nine months ended September 30, 2006 as well as for the period September 1, 2005 (date of inception) through September 30, 2006,  are not necessarily indicative of the results of operations to be expected for a full fiscal year.  These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005, which are included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

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

NOTE D—INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2006 was approximately $441,000 and $1,037,145, respectively. The expense is for current federal and state income taxes.

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

For the three months ended September 30, 2006, we had net income of approximately $5,765,871, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account. For the nine months ended September 30, 2006, we had net income of approximately $6,801,603 derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account. For the period from September 1, 2005 (date of inception) through September 30, 2006, we had net income of approximately $6,801,977, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account.

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

Liquidity and Capital Resources

The net proceeds from our initial public offering, after deducting certain offering expenses of approximately $500,000, and an underwriting discount of $6,000,000, were approximately $113,500,000, all of which was placed into a trust account. On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. The proceeds from the sale of these warrants are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of September 30, 2006, we had $576,948 of proceeds available for such uses.

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

As of September 30, 2006, the proceeds in the trust account were invested in a money market fund. The average credit rating in the portfolio of the money market fund was Aaa/AAA, as rated by Moody’s and S&P.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief operating officer (principal executive officer) and our chief financial officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our chief operating officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item  4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other information.

On August 9, 2006, we filed a Current Report on Form 8-K stating that we will restate our financial statements contained within our Form 8-K dated March 10, 2006 and Form 10-Q for the three months ended March 31, 2006 to reflect the reclassification of the warrants issued as part of the units in our public offering as a liability in accordance with Emerging Issues Task Force No. 00 19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  See Note B[3] to the financial statements included in Part I, Item 1 of this Form 10-Q.

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