Form 10-K
period 2006-12-31
Oracle Healthcare Acquisition Corp.
filed 2007-03-26
CIK 1338648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51785

ORACLE HEALTHCARE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-0126028
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Greenwich Avenue, Greenwich, Connecticut 06830
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (203) 862-7900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant

Common Stock, $0.0001 par value per share

Warrants to purchase shares of Common Stock

(Title Of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on June 30, 2006, as reported on the OTC Bulletin Board was approximately $108,750,000 million. As of March 23, 2007, there were 18,750,000 shares of common stock, par value $0.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:

•                  ability to complete a combination with a target business;

•                  success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;

•                  executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements and their shares of common stock would become eligible for later release from escrow;

•                  potential inability to obtain additional financing to complete a business combination;

•                  limited pool of prospective target businesses;

•                  securities’ ownership being concentrated;

•                  potential change in control if we acquire a target business for stock;

•                  risks associated with operating in the healthcare industry;

•                  public securities’ limited liquidity and trading, as well as the current lack of a trading market;

•                  delisting of our securities from the OTC Bulletin Board or an inability to have our securities quoted on the OTC Bulletin Board following a business combination; or

•                  use of proceeds not in trust and our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Item 1A below.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

Part I

Item 1.                                     Business

General

We were incorporated in Delaware on September 1, 2005 as a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an operating business in the healthcare industry.  Our initial business combination must be with an operating business whose fair market value is equal to at least 80% of our net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our March 2006 initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

A registration statement for our initial public offering was declared effective on March 2, 2006.  On March 8, 2006, we sold 15,000,000 units in our initial public offering.  Each of our units consists of one share of our common stock, $0.0001 par value per share, and one redeemable common stock purchase warrant.  Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00.  We received net proceeds of approximately $113,500,000 from our initial public offering.  On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants to purchase common stock, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us.  We refer to the warrants purchased by Messrs. Feinberg and Liffmann as the founding director warrants.

Sector Focus

Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate in the healthcare industry. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the business combination approval process and the timeline under which we may operate before the proceeds of our initial public offering are returned to investors.  We expect to continue to evaluate target businesses in the United States operating in the healthcare industry, which we believe currently offers a favorable environment both for completing a business combination and operating the target business.  This belief is based on, among other things, our management team’s familiarity with the healthcare industry and their backgrounds within the healthcare industry.

Although we may consider a target business in any segment of the healthcare industry, we are concentrating our search for an acquisition candidate in the following segments:

•                    healthcare services;

•                    medical devices and products;

•                    healthcare information technology;

•                    pharmaceuticals;

•                    diagnostics;

•                    biotechnology therapeutics; and

•                    life sciences.

The healthcare industry is one of the largest segments of the United States economy, with total U.S. healthcare expenditures in 2005 of $1.987 trillion, or $6,697 per person, which accounted for more than 16% of U.S. gross domestic product, or GDP. The U.S. healthcare industry is experiencing strong growth. According to the Centers for Medicare and Medicaid Services, or CMS, U.S. healthcare expenditures have increased from $246 billion in 1980 to a forecasted $2.26 trillion in 2007, representing a compound annual growth rate, or CAGR, of 8.56%. By 2016, U.S. healthcare expenditures are projected to reach $4.1 trillion, or almost 19.6% of projected GDP, representing a CAGR of more than 6% over the ten-year period.

In 2005, approximately 62% of total U.S. healthcare expenditures were spent on the following categories:  hospital care (31%), physician and clinical services (21%) and prescription drugs (10%). Funding for these expenditures comes from public and private sources. Medicaid and Medicare programs were created in the mid-1960s. Medicare focuses on elderly coverage (over 65 years old) and the disabled of any age. Medicaid provides coverage for the poor and indigent population and is jointly funded by U.S. federal and state governments. In 2003, according to CMS, roughly 33% of all U.S. healthcare payments were made by Medicaid and Medicare combined. Private health insurance supports roughly 36% of total costs. As health insurance costs rise, private sector employers are responding in part by shifting a greater portion of healthcare costs to employees by paying a smaller percentage of health insurance premiums. Employees, usually in the form of a payroll deduction, must pay the amount of those premiums not funded by their employers. According to the U.S. Census Bureau, approximately 45.3 million Americans were uninsured in 2004.

Based on the experience of our management and directors, we believe that growth in the U.S. healthcare industry will be driven by the following factors:

•                    Expanding and Aging Population. According to U.S. Census Bureau estimates, in 2007 the American population is approximately 301 million and growing. Simultaneously, we are witnessing the “graying of America,” whereby the elderly population, the largest consumer of healthcare services, is increasing more rapidly than the rest of the population. According to the U.S. Census Bureau, approximately 12.4% of the U.S. population was over 65 in 2005 and was forecasted to account for roughly 19.6% of the population by 2030.

•                    Evolving Medical Treatments. Advances in technology have favorably impacted the development of more effective and easier-to-use medical devices, treatments and therapies. Many of these advances have reduced hospital stays, costs and recovery periods. The continued advancement of medical technology should continue to support the markets for healthcare goods and services.

•                    Increased Consumer Awareness. In recent years, publicity associated with advances in medical technology, treatments and therapies has increased the number of patients visiting healthcare professionals. We believe that more active and aware consumers, who are increasingly vocal due to rising costs and reduced access to physicians, will continue to stimulate a wide variety of healthcare segments, including the growing market for discretionary medical services, such as cosmetic procedures, that consumers pay for themselves.

•                    Access to Capital. The investment community has historically embraced healthcare companies. This access to capital has allowed healthcare companies to grow and mature in a wide range of healthcare segments. We believe there are many such healthcare companies that may serve as platforms for acquisitions of the size we will target.

We have employed and intend to continue to employ a disciplined approach to identifying, evaluating and negotiating with potential target businesses and will focus our efforts on selecting what we believe is the best opportunity for us to grow and make a post-combination business more profitable. Assuming we complete our initial business combination, we may pursue additional business combinations to drive organic sales growth, penetrate complementary markets, introduce new products and broaden our sources of revenue.

Competitive Advantages

We believe the background and experience of our executive officers and directors bring us two principal competitive advantages:

Management and Board Expertise	Established Deal Sourcing Network

We believe that the strong combination of experience and background in the healthcare industry of our management team and board members should attract to us a well positioned target business. Our management and board members with experience in the healthcare industry include Larry N. Feinberg, Joel D. Liffmann, George W. Bickerstaff, III, Kevin C. Johnson and Per G.H. Lofberg.

Our management team and directors have extensive contacts for referrals to potential target businesses in the healthcare industry.  These contacts and sources include private and public companies in the healthcare industry, executives employed with, and consultants engaged by, these businesses, and investment bankers, attorneys and accountants. These contacts arose from the prior business activities of our executive officers and directors.

Our executive officers and directors are identified, and highlights of their backgrounds are included, in Item 10.

No Assurance of Future Services from Executive Officers or Board Members

The future role of our key personnel following a business combination is not currently known. Our executive officers and directors are not obligated to remain with us after a business combination. While we believe that a target business with which we may combine will find our executive officers and directors to be highly experienced and attractive candidates to fill post-combination officer and director positions, we cannot assure you that a combination agreement will call for the retention of our current management team. If the agreement does not, our executive officers and directors may not continue to serve in those capacities after a business combination. You should also be aware that despite the competitive advantages we believe we enjoy, we remain subject to significant competition with respect to identifying and executing a business combination, which is discussed in greater detail below in the risk factor titled “Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.”

Effecting a Business Combination

General

We are not presently engaged in, and if a suitable business target in the healthcare industry is not identified by us prior to the prescribed liquidation of the trust fund, we will not engage in, any substantive commercial business. We intend to use cash derived from our initial public offering and the sale of the founding director warrants, our capital stock, debt or any combination thereof to effect a business combination involving an operating business in the healthcare industry. Although substantially all of the net proceeds of our initial public offering (excluding the amount held in the trust account representing the deferred portion of the underwriters’ fees) are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise designated for more specific purposes. If we engage in a business combination with a target business using our capital stock and/or debt financing as the consideration to fund the combination, proceeds from our initial public offering will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis.  Accordingly, investors will invest in us without an opportunity to evaluate the specific merits or risks of any business combination. A business combination may involve the acquisition of, or merger with, an operating business that does not need substantial additional capital but desires to establish a public trading market for its shares while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. We believe these consequences include certain time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve a company that may be financially unstable or in the early stages of development or growth.

Prior to completion of a business combination, we will seek to have all vendors, a prospective target business or other entities with whom we engage in business enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a vendor, prospective target business or other entity were to refuse to enter into such a waiver, our decision to engage such vendor or other entity or to enter into discussions with such target business would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver.  If we are unable to complete a business combination and are forced to liquidate, Larry N. Feinberg, our Chairman, and Joel D. Liffmann, our President and Chief Operating Officer, have each agreed to be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors or other entities for services rendered or products sold to us or claims of a prospective target business. However, we cannot assure you that they will be able to satisfy such obligations.

Subject to the requirement that a target business have a fair market value equal to at least 80% of our net assets held in the trust account at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting a prospective target business in the healthcare industry.  If we combine with a financially unstable company or an entity in the development stage, including an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the business and operations of a financially unstable or development stage entity.  Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter.  Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Established deal sourcing network and sources of target businesses

We believe that there are numerous acquisition candidates in the healthcare industry that we may target. We believe that our management and directors have strong reputations within the investment community developed over their years in the investment banking, leveraged buyout and hedge fund industries. Through the experience of our management and directors, we believe that we have extensive contacts and sources from which to generate acquisition opportunities in the healthcare industry. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, securities broker-dealers, attorneys and accountants and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts. In no event, however, will any of our officers, directors or existing stockholders or any entity with which they are affiliated be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination, other than the payment of $7,500 per month to Oracle Investment Management, Inc., an affiliated third party of which Mr. Feinberg (our Chairman) is the President and sole stockholder, in connection with the general and administrative services arrangement for services rendered to us prior to or in connection with the business combination. However, our existing stockholders, officers and directors will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, identifying a potential target operating business and performing due diligence on a suitable business combination. We have not reserved any specific amount for such payments, which may have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf. In addition, since the role of present management after a business combination is uncertain, we have no ability to determine if any remuneration will be paid to those persons after a business combination.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We have granted CRT Capital Group LLC, the representative to the underwriters in our initial public offering, a right of first refusal to perform all investment banking services for us, including in connection with possible business combinations and public and private offerings of securities, through the later of (i) one year from the closing of our initial business combination, if any, and (ii) March 8, 2008.

Selection of target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with an operating business in the healthcare industry that has a fair market value equal to at least 80% of our net assets at the time of such transaction, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Our management diligently reviews all of the proposals we receive with respect to a prospective target business. In evaluating a prospective target business, our management team generally considers, among other factors, the following:

•                    financial condition and results of operations;

•                    growth potential;

•                    experience and skill of the target’s management and availability of additional personnel;

•                    earnings before interest, taxes, depreciation and amortization charges;

•                    consistent operating margins;

•                    nature of the customers and contracts;

•                    stability and continuity in customer relationships;

•                    backlog of orders for goods and services;

•                    capital requirements;

•                    competitive position;

•                    barriers to entry in the relevant healthcare industry sector;

•                    degree of current or potential market acceptance of the services, processes or products;

•                    proprietary features and degree of intellectual property or other protection of the services, processes or products;

•                    regulatory environment of the relevant industry sector;

•                    potential growth in government spending in the segment in which the target company operates;

•                    stage of development of services, processes or products; and

•                    costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination with an operating business will be based on the above factors as well as other considerations deemed relevant by our management team in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we intend to conduct an extensive due diligence review of the target business that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and its stockholders, as well as our own stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we will not pay any finders or consulting fees to our officers, directors or existing stockholders or special advisors, or any of their respective affiliates, for services rendered in connection with a business combination, other than the payment of $7,500 per month to Oracle Investment Management, Inc., an affiliated third party of which Mr. Feinberg (our Chairman) is the President and sole stockholder, we will reimburse them for any out-of-pocket expenses incurred by them in connection with activities on our behalf. However, we have retained CRT

Capital Group LLC on a non-exclusive basis to act as our investment banker through the later of (i) one year from the closing of our initial business combination, if any, and (ii) March 8, 2008. In connection with this engagement, we have granted CRT Capital Group LLC a right of first refusal to perform all investment banking services solicited by us during this time period.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value or if a conflict of interest exists with respect to such determination, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. We expect that any such opinion will be included in the proxy solicitation materials furnished to our stockholders in connection with a business combination, and that such independent investment banking firm will be a consenting expert. However, we will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has a sufficient fair market value and that no conflict of interest exists between the target business and our management and board of directors.

Probable lack of business diversification

Our initial business combination must be with an operating business in the healthcare industry whose fair market value is equal to at least 80% of our net assets at the time of such acquisition. As a result, we are likely to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification:

•                    will result in our dependency upon the performance of a single operating business;

•                    will result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•                    may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

We may not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business we acquire.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the target business’ management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role, if any, of our officers and directors in the target business cannot presently be stated with any certainty. For example, Mr. Lofberg, one of our directors, may be required to resign from our board of directors if we consummate a business combination with an acquisition candidate operating in the pharmaceuticals or biotechnology therapeutics segments of the healthcare industry or that is a competitor of a Merck Capital Ventures LLC portfolio company. Although we expect one or more members of our management to serve on our board of directors following a business combination, subject to continued election by the stockholders, it is unlikely that any of our officers or directors will devote their full efforts to our affairs subsequent to a business combination. We may request continued representation of our management on the board of directors in our negotiation with a target business. We will consider a target business’ response to this request in determining whether the acquisition is in the best interest of our shareholders. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business acquired.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management of the target business.

Opportunity for stockholder approval of a business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the structure of the business combination is such that it would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the target business.

In connection with any vote required for our initial business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote the shares of common stock then owned by them, including any shares of common stock purchased in or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders, other than our existing stockholders, officers and directors. As a result, our existing stockholders, officers and directors will not have any conversion rights attributable to their shares in the event that a business combination transaction is approved by a majority of our public stockholders. We will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights.  We view the procedures governing the approval of our initial business combination, each of which are set forth in our amended and restated certificate of incorporation, as obligations to our stockholders, and neither we nor our board of directors will propose, or seek shareholder approval of, any amendment of these procedures.  Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account.  To do so, a stockholder must have also exercised the conversion rights described below.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder, other than our existing stockholders, officers and directors, the right to have such stockholder’s shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. Our existing stockholders, officers and directors will not have this right because they have agreed to vote their shares of common stock, including any shares of common stock purchased in or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders, officers and directors.  The actual per-share conversion price will be equal to the amount in the trust account, including the amount representing the deferred portion of the underwriters’ fees, inclusive of any interest (net of taxes payable and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering.  Without taking into account any interest earned on the trust account, the per-share conversion price as of December 31, 2006 would be approximately $7.57, or $0.43 less than the per-unit offering price of $8.00. There may be a disincentive for public stockholders to exercise their conversion rights due to the fact that the amount available to such stockholders is likely to be less than the purchase price paid for the units in, or common stock, following our initial public offering.  Voting against the business combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the business combination is voted upon by the stockholders. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement at or prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to eligible stockholders who elect conversion will be distributed promptly after completion of the business combination. Public stockholders who convert their stock into their share of the trust account retain their warrants. We will not complete any proposed business combination for which our public stockholders owning 20% or more of the shares sold in our initial public offering, other than our existing stockholders, officers and directors, both vote against a business combination and exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination by September 8, 2007 (or March 8, 2008 if the extension criteria described below have been satisfied), we will dissolve and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, including the amount representing the deferred portion of the underwriters’ fees, plus any interest (net of taxes payable), plus any remaining net assets. Our existing stockholders, officers and directors have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock owned by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering.  There will be no distribution from the trust account with respect to the warrants and all rights with respect to the warrants will effectively terminate upon our liquidation.

Without taking into account interest, if any, earned on the trust account, the per-share liquidation value of the trust account would be approximately $7.57, or $0.43 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation value of the trust account will not be less than approximately $7.57, plus interest (net of taxes payable), due to claims of creditors. Messrs. Feinberg and Liffmann have each agreed pursuant to an agreement with us and CRT Capital Group LLC that, if we liquidate prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds of the trust account are not reduced by the claims of vendors for services rendered or products sold to us, or claims of a prospective target business. However, we cannot assure you that Messrs. Feinberg and Liffmann will be able to satisfy such obligations.

Prior to completion of a business combination, we will seek to have all vendors, a prospective target business or other entities with whom we engage in business enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a vendor, prospective target business or other entity were to refuse to enter into such a waiver, our decision to engage such vendor or other entity or to enter into discussions with such target business would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to September 8, 2007, but are unable to actually complete the business combination by September 8, 2007, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by March 8, 2008, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We will promptly instruct the trustee to commence liquidating the investments constituting the trust account after the expiration of the applicable 18-month or 24-month period.

A public stockholder will be entitled to receive funds from the trust account only in the event of our liquidation or if such stockholder seeks to convert its shares into cash upon a business combination that such stockholder voted against and that is actually completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation sets forth certain requirements and restrictions governing our operations that shall apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•                    upon consummation of our initial public offering, $113,500,000 of the offering proceeds was placed into the trust account, which proceeds may not be disbursed from the trust account except in connection with, or following, a business combination, upon our liquidation or as otherwise permitted in our amended and restated certificate of incorporation;

•                    prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval even if stockholder approval is not required under the circumstances;

•                    we may consummate the business combination only if approved by a majority of our stockholders and public stockholders owning less than 20% of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights;

•                    if a business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account;

•                    if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified below, then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account and any remaining net assets; and

•                    we may not consummate any other merger, acquisition, stock purchase, asset purchase or similar transaction other than a business combination that meets the conditions specified in our prospectus dated March 2, 2006, including the requirement that the business combination be with an operating business in the healthcare industry whose fair market value is equal to at least 80% of our net assets at the time of such business combination.

Under Delaware law, the foregoing provisions may be amended if our board of directors adopts a resolution declaring the advisability of an amendment and calls a shareholders meeting at which the holders of a majority of our outstanding stock vote in favor of such amendment. Any such amendment could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions. However, we view these provisions as obligations to our stockholders, and neither we nor our board of directors will propose, or seek shareholder approval of, any amendment of these provisions.

Competition

In identifying, evaluating and pursuing a target business, we expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, competing for acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, human and other resources than us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring a sizable target business will be limited by our available financial resources. This inherent competitive limitation gives certain others an advantage in pursuing the acquisition of a target business. Further:

•                    our obligation to seek stockholder approval of a business combination may impede or delay the completion of a transaction;

•                    our obligation to convert shares of common stock into cash in certain instances may reduce the resources available to effect a business combination; and

•                    our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by a target business.

Any of these factors may place us at a competitive disadvantage in consummating a business combination. Our management believes, however, that our status as a public entity and our potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will, in all likelihood, be intense competition from competitors of the target business. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

We currently have two officers, one of whom is also a member of our board of directors. We have no other employees. These individuals are not obligated to devote any specific number of hours to our matters, and they intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the Securities and Exchange Commission, or the SEC. In accordance with the requirements of the Exchange Act, our annual report contains financial statements audited and reported on by our independent registered public accounting firm.

We will not acquire a target business if audited financial statements in conformity with United States generally accepted accounting principles cannot be obtained for the target business. Additionally, our management will provide stockholders with audited financial statements, prepared in accordance with generally accepted accounting principles, of the prospective business as part of the proxy solicitation materials sent to stockholders to assist them in assessing a business combination. The requirement of having available audited financial statements may limit the pool of potential target businesses available for acquisition.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We will make available, free of charge, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC if contacted at (203) 862-7900.

Item 1A.  Risk Factors

Risks Associated with our Business

We are a development stage company with a limited operating history and, accordingly, you will have a limited basis upon which to evaluate our ability to achieve our business objective.

We are a development stage company incorporated in September 2005. Since we have a limited operating history, you will have limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the healthcare industry. We do not have any specific merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination under consideration.  We will not generate any revenues (other than interest income on the proceeds of our initial public offering held in the trust account) until, at the earliest (if at all), after the consummation of a business combination. We cannot assure you as to when, or if, a business combination will occur.

We may not be able to consummate a business combination within the required time frame, in which case we will be forced to liquidate.

We must complete a business combination with a fair market value equal to at least 80% of our net assets at the time of the acquisition by September 8, 2007 (or March 8, 2008 if a letter of intent, agreement in principle or definitive agreement has been executed by September 8, 2007 and the business combination relating thereto has not yet been consummated by September 8, 2007). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the funds held in the trust account and our warrants will expire with no value.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation amount will be less than $8.00 because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated cost of seeking a business combination. Furthermore, the warrants will expire with no value if we liquidate before the completion of a business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Based on publicly available information, since August 2003, approximately 89 similarly structured blank check companies have completed initial public offerings and numerous others have filed registration statements. Of these companies, only 22 companies have consummated a business combination, while 22 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations. Additionally, five of these companies have recently announced that they will dissolve and distribute their assets to stockholders.  Accordingly, there are approximately 40 blank check companies with more than $3.8 billion in trust, and potentially an additional 51 blank check companies that have filed registration statements and are or will be seeking to enter into a business combination. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination within the healthcare industry, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, because only 44 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.

We will reserve approximately $1,000,000 from the proceeds of the sale of the founding director warrants to cover our operating expenses through March 8, 2008 and to cover the expenses incurred in connection with a business combination, if any, which will not be held in the trust account. This amount is based on our management’s estimate of the amount needed to fund our operations through March 8, 2008 and to consummate a business combination. This estimate may prove inaccurate, especially if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. Additionally, although we have no present intention to do so, it is possible that we will in the future find it necessary or desirable to use a portion of these funds to make a down payment or deposit or fund a lock-up or “no-shop” provision, with respect to a potential business combination. If so, any such amount would be based on the terms of the specific transaction and the amount of available funds at the time. If we use a significant portion of our funds for such a purpose and we are required to forfeit such funds (whether as a result of our breach of the agreement relating to the original payment or otherwise), we could, if such payment was large enough and we had already used some or all of the funds allocated to due diligence and related expenses in connection with the aborted transaction, be left with insufficient funds to continue searching for, or to conduct due diligence with respect to, other potential target businesses. In that event, we may be required to liquidate before the completion of a business combination. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our existing stockholders, officers and directors or from third parties. We may not be able to obtain additional financing, and our existing stockholders, officers and directors are not obligated to provide any additional financing to us. If we do not have sufficient proceeds and are unable to obtain additional financing, we may be forced to liquidate prior to consummating a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies under federal securities laws.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with an operating business that has not been identified, we may be deemed to be a blank check company under federal securities laws. However, since we have net tangible assets in excess of $5,000,000 upon the successful consummation of our initial public offering and have an audited balance sheet demonstrating this fact, we believe that we are exempt from the rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•                  upon consummation of our initial public offering, $113,500,000 of the offering proceeds was to be placed into the trust account, which proceeds may not be disbursed from the trust account except in connection with, or following, a business combination, upon our liquidation or as otherwise permitted in the amended and restated certificate of incorporation;

•                  prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval even if stockholder approval is not required under the circumstances;

•                  we may consummate the business combination only if approved by a majority of our stockholders and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights;

•                  if a business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account;

•                  if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified below, then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account and any remaining net assets; and

•                  we may not consummate any other merger, acquisition, stock purchase, asset purchase or similar transaction other than a business combination that meets the conditions specified in our prospectus dated March 2, 2006, including the requirement that the business combination be with an operating business in the healthcare industry whose fair market value is equal to at least 80% of our net assets at the time of such business combination.

Under Delaware law, the foregoing provisions may be amended if our board of directors adopts a resolution declaring the advisability of an amendment and calls a shareholders meeting, at which the holders of a majority of our outstanding stock vote in favor of such amendment. Any such amendment could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions. However, we view these provisions as obligations to our stockholders, and neither we nor our board of directors will propose, or seek shareholder approval of, any amendment of these provisions.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by our stockholders could be less than approximately $7.57 per share.

Placing the funds in a trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses and other entities with whom we engage in business enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will enter into such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.57, plus interest (net of taxes payable), due to claims of such creditors or other entities. If we are unable to complete a business combination and are forced to liquidate, Larry N. Feinberg, our Chairman, and Joel D. Liffmann, our President and Chief Operating Officer, have each agreed to be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors or other entities for services rendered or products sold to us or claims of a prospective target business. However, we cannot assure you that Messrs. Feinberg and Liffmann will be able to satisfy such obligations.

Stockholders may be held liable for claims by third parties against the corporation to the extent of distributions received by them in a dissolution.

If we do not complete a business combination by September 8, 2007 (or March 8, 2008 if a letter of intent, agreement in principle or definitive agreement is executed by September 8, 2007 and the business combination relating thereto is not consummated by September 8, 2007), we will dissolve. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution.

Since we have not selected any prospective target businesses, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Since we have not yet selected a target business with respect to a business combination, there is a limited basis to evaluate the possible merits or risks of any particular target business’ operations, financial condition or prospects. To the extent we complete a business combination, we may be affected by numerous risks inherent in the business operations of the acquired company or companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence. We also cannot assure you that an investment in our units, common stock and warrants will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in any particular target business.

A significant portion of working capital could be expended in pursuing acquisitions that are not consummated.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as that more than approximately 19.99% of our public stockholders vote against the transaction even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business.

We may issue additional shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our initial public offering, there were 5,416,666 authorized but unissued shares of our common stock available for issuance (after appropriate reservation of shares issuable upon full exercise of our outstanding warrants, including the founding director warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no present commitments to issue any additional securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•                  may significantly reduce the equity interest of investors in our common stock;

•                  will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•                  may adversely affect prevailing market prices for our common stock and warrants.

The value of your investment in us may decline if any of these events occur.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

Although we have no present commitments to incur any debt, we may choose to incur a substantial amount of debt to finance a business combination. The incurrence of debt may:

•                  lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•                  cause an acceleration of our obligation to repay the debt, even if we make all principal and interest payments when due, if we breach the covenants contained in the terms of any debt documents, such as covenants that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•                  create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand;

•                  hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors;

•                  limit our flexibility in planning for and reacting to changes in our business and in the industry in which we will operate;

•                  make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•                  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

•                  place us at a disadvantage compared to our competitors who have less debt.

Some or all of our current officers and directors may resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to be successful following a business combination will depend upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. In particular, as a result of Mr. Lofberg’s employment relationship with

Merck Capital Ventures LLC and Merck & Co., Inc., if we consummate a business combination with an acquisition candidate operating in the pharmaceuticals or biotechnology therapeutics segments of the healthcare industry or that is a competitor of a Merck Capital Ventures LLC portfolio company, Mr. Lofberg may be required to resign from our board of directors. In making the determination whether current management should remain with us following the business combination, management will analyze the experience and skill sets of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that doing so is in the best interests of the combined company post-business combination. We cannot assure you that our assessment of these individuals will prove to be correct.

The loss of key officers and directors, or their inability to participate in the acquisition process, could adversely affect our ability to consummate a business combination.

Our operations are dependent upon a relatively small group of key officers and directors consisting of Larry N. Feinberg, Joel D. Liffmann, Mark A. Radzik, George W. Bickerstaff, III, Kevin C. Johnson and Per G. H. Lofberg. We believe that our success depends on the continued service of our key officers and directors. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of our current officers. The unexpected loss of the services of one or more of these key officers or directors could adversely affect our ability to consummate a business combination.

In addition, as a result of Mr. Lofberg’s employment relationship with Merck Capital Ventures LLC and Merck & Co., Inc., Mr. Lofberg may not participate in any discussions, due diligence or negotiations with potential acquisition candidates operating in the pharmaceuticals or biotechnology therapeutics segments of the healthcare industry or that are competitors of a Merck Capital Ventures LLC portfolio company. Mr. Lofberg must also recuse himself from and not participate in any board deliberations regarding the approval of a business combination with acquisition candidates operating in the pharmaceuticals or biotechnology therapeutics segments of the healthcare industry or that are competitors of a Merck Capital Ventures LLC portfolio company, as well as any other board action with respect to such acquisition. The inability of Mr. Lofberg, or any other officer or director, to participate in the acquisition process could adversely affect our ability to consummate a business combination.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors are and may in the future become affiliated with other businesses in, or that invest in, the healthcare industry and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate a business combination, we intend to engage in the business of identifying and acquiring a potential target business in the healthcare industry. Our officers and directors are, and may in the future become, affiliated with entities, including other blank check companies, that are engaged in a similar business. Further, certain of our officers and directors are currently involved in other businesses in, or that invest in, the healthcare industry. Our officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. We cannot assure you that these conflicts will be resolved in our favor. At this time, none of our officers or directors are or have been affiliated with another blank check company.

Because our directors and officers own shares of our securities that will not participate in liquidation distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our directors and officers other than Kevin C. Johnson and Per G. H. Lofberg own stock in our company, but have, with respect to shares of our common stock owned by them immediately prior to our initial public offering, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Additionally, our founding directors, Messrs. Feinberg and Liffmann, each purchased in a private placement 416,667 of our founding director warrants, or a combined total of 833,334 founding director warrants, immediately prior to our initial public offering. The shares of common stock and warrants owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our directors’ and officers’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our existing stockholders, including all of our officers and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account unless the business combination is consummated. The amount of available proceeds is based on our management’s estimate of the amount needed to fund our operations through March 8, 2008 and consummate a business combination. This estimate may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with a business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an acquisition that is not consummated. The financial interest of our officers and directors could influence their motivation in selecting a target business, and thus there may be a conflict of interest when determining whether a particular business combination is in our public stockholders’ best interest.

We may engage in a business combination with a target business that has a relationship with entities that may be affiliated with our existing stockholders, officers and directors, which may raise potential conflicts of interest.

In light of the involvement of our existing stockholders, officers and directors with other healthcare companies and our intent to consummate a business combination with an operating business in that same sector, we may decide to acquire a business affiliated with our existing stockholders, officers or directors.

Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with a business affiliated with our existing stockholders, officers or directors, potential conflicts of interest may still exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act,. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•                  make a special written suitability determination for the purchaser;

•                  receive the purchaser’s written agreement to a transaction prior to sale;

•                  provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•                  obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We will complete only one business combination, which may cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from our initial public offering and the sale of the founding director warrants to Messrs. Feinberg and Liffmann provided us with approximately $112,100,000 which we may use to complete a business combination. This amount does not include the deferred underwriters’ fees equal to 2% of the proceeds of the unit offering, or $2,400,000, which is currently held in the trust account and will be paid to the underwriters (less $0.16 for each share of common stock converted to cash in connection with our initial business combination) upon consummation of our initial business combination. Our initial business combination must be with an operating business with a fair market value of at least 80% of our net assets at the time of such business combination. It is probable that the company we acquire in our initial business combination will have only a limited number of services or products. The resulting lack of diversification:

•                  will result in our dependency upon the performance of a single operating business;

•                  may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•                  may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

In such case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business we acquire, if any.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds from our initial public offering, together with additional financing if available, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

•                  our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction;

•                  our obligation to convert our shares of common stock into cash in certain instances may reduce the resources available for a business combination; and

•                  our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.  We cannot assure you that we will be able to successfully compete for an attractive business combination.  Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods.  If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds from our initial public offering will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular business combination. If the net proceeds from our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in our search for a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could adversely affect the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with, or after the consummation of, a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our existing stockholders, including our officers and directors, collectively own approximately 20% of our issued and outstanding shares of common stock.  In addition, Messrs. Feinberg and Liffmann purchased in a private placement a total of 833,334 founding director warrants from us immediately prior to the consummation of our initial public offering. Any exercise of these warrants by Messrs. Feinberg and Liffmann would increase their ownership percentage. These holdings could allow the existing stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions after completion of our initial business combination.

Our board of directors will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination and may continue to exercise substantial control after a business combination due to their significant ownership. In connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them, including any shares of common stock purchased in or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders, officers and directors. However, the affiliates and relatives of our existing stockholders, officers and directors were not prohibited from purchasing units in our initial public offering or shares in the aftermarket, and they will have full voting rights with respect to any shares of common stock they may acquire, either through our initial public offering or in subsequent market transactions. If they do, we cannot assure you that our existing stockholders, officers and directors, through their affiliates and relatives, will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the units, we issued warrants to purchase 15,000,000 shares of common stock. We also sold a total of 833,334 warrants in a private placement to two of our founding directors immediately prior to the consummation of our initial public offering.  To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the acquisition cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings. Additionally, the Company has the potential expense of agreeing to register the sale of the common stock with the SEC upon the exercise of the warrants as well as the expense of  submitting blue sky filings where possible.

If our existing stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our existing stockholders are entitled to demand that we register the resale of their shares of common stock and, as applicable in certain circumstances, the founding director warrants and the common stock underlying such warrants held by our founding directors, each of whom is an existing stockholder. If our existing stockholders exercise their registration rights with respect to all of their shares of common stock and, in the case of our founding directors, their founding director warrants, then assuming exercise of the founding director warrants, there will be an additional 4,583,334 shares of common stock eligible for trading in the public market. The increase in the number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the acquisition cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Although resales of our securities are exempt from state registration requirements, some states may require filings and fees and may suspend the offer and sale in the state if the fees or filings are not made. The Company has not determined which states to make such filings in. State securities commissioners who view blank check offerings unfavorably may attempt to hinder resales in their states.

We offered and sold the units in our initial public offering to retail customers only in Colorado, Delaware, the District of Columbia, Florida, Hawaii, Illinois, Indiana, New York, Rhode Island and Wyoming. Additionally, we were permitted to offer and sell the units to institutional investors in every state except Idaho in our initial public offering pursuant to an exemption provided for sales to these investors under the Blue Sky laws of various states. The definition of an “institutional investor” varies from state to state but generally includes financial institutions, broker-dealers, banks, insurance companies and other qualified entities. Under the National Securities Markets Improvement Act of 1996, the resale of our units, common stock and warrants are exempt from state registration requirements. However, states are permitted to require notice filings and collect fees with respect to these transactions and a state may suspend the offer and sale of securities within such state if any such required filing is not made or fee is not paid. As of the date of this Annual Report, we have not determined in which, if any, of these states we will submit the required filings or pay the required fee. Further, each state retains jurisdiction to investigate and bring enforcement actions with respect to fraud or deceit, or unlawful conduct by a broker or dealer, in connection with the sale of securities. Although we are not aware of a state having used these powers to prohibit or restrict resales of securities issued by blank check companies generally, certain state securities commissioners view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the resale of securities of blank check companies in their state.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national securities exchange.

Our securities are traded in the over-the-counter market. Our securities are quoted on the OTC Bulletin Board, an inter dealer automated quotation system for equity securities sponsored and operated by the National Association of Securities Dealers, Inc., or NASD, but not included in The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national securities exchange. Lack of liquidity may adversely affect the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

•                  restrictions on the nature of our investments; and

•                  restrictions on the issuance of securities, each of which may make it difficult for us to complete a business combination.

In addition, we may have burdensome requirements imposed upon us, including:

•                  registration as an investment company;

•                  adoption of a specific form of corporate structure; and

•                  reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940, as amended. To this end, the proceeds held in the trust account may only be invested by the trustee in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less, or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act.  If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense that we have not accounted for.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred, that are actually not in our best interests, it could adversely affect our business and operations and the price of our stock held by the public stockholders. Additionally, if state securities administrators determine that our directors are not independent, the state regulators might not approve any state regulation of the Company’s shares in the future, such as the registration of shares issuable to cover the exercise of the warrants.

Risks Associated with the Healthcare Industry

Even if we acquire domestic or international assets or operations, about which no assurances can be given, our proposed business will be subject to numerous risks, including the following:

Changes in the healthcare industry are subject to various influences, each of which may adversely affect our prospective business.

The healthcare industry is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Any changes in current healthcare financing and reimbursement systems could cause us to make unplanned enhancements of our prospective products or services, or result in delays or cancellations of orders or in the revocation of endorsement of our prospective products or services by clients. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. Such programs may increase governmental regulation or involvement in healthcare, lower reimbursement rates, or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our prospective products or services.

Many healthcare industry participants are consolidating to create integrated healthcare systems with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become even more intense, as will the importance of establishing a relationship with each industry participant. These industry participants may try to use their market power to negotiate price reductions for our prospective products and services. If we were forced to reduce our prices, our operating results could be adversely affected if we could not achieve corresponding reductions in our expenses.

Any business we acquire will be subject to extensive government regulation. Any changes to the laws and regulations governing our prospective business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our possible operations and could adversely affect our operating results.

We believe that our prospective business may be extensively regulated by the federal government and any states in which we decide to operate. The laws and regulations which may govern our operations are generally intended to benefit and protect persons other than our stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations along with the terms of any government contracts we may enter into would regulate how we do business, what products and services we could offer and how we would interact with the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our revenue, if any, by:

•                  imposing additional capital requirements;

•                  increasing our liability;

•                  increasing our administrative and other costs;

•                  increasing or decreasing mandated benefits;

•                  forcing us to restructure our relationships with providers; or

•                  requiring us to implement additional or different programs and systems.

For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996, which mandates that health plans enhance privacy protections for member protected health information. This requires health plans to add, at significant cost, new administrative, information and security systems to prevent the inappropriate release of protected member health information. Compliance with this law is uncertain and has affected the revenue streams of entities subject to it. Similarly, individual states periodically consider adding operational requirements applicable to health plans, often without identifying funding for these requirements. In 1999, the California legislature enacted a law effective in 2001 for all health care service plan contracts issued, delivered, amended or renewed on or after January 1, 2000, requiring all health plans to make available to members independent medical review of their claims. Any analogous requirements applied to our prospective products or services would be costly to implement and could adversely affect our prospective revenues.

We believe that our business, if any, will be subject to various routine and non-routine governmental reviews, audits and investigations. Violation of the laws governing our prospective operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of any contracts to provide products or services, the suspension or revocation of any licenses, and exclusion from participation in government sponsored health programs, such as Medicaid. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, we might suffer a substantial reduction in revenue and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue.

The current administration’s issuance of new regulations, its review of the existing Health Insurance Portability and Accountability Act of 1996 rules and other newly published regulations, the states’ ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations may make compliance with any new regulatory landscape difficult. In order to comply with any new regulatory requirements, any prospective business we acquire may be required to employ additional or different programs and systems, the costs of which are unknown to us at this time. Further, compliance with any such new regulations may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we would be able to recover our costs of complying with any new regulations. Any new regulations and the related compliance costs could adversely affect our business.

We may face substantial risks of litigation as a result of operating in the healthcare industry. If we become subject to malpractice and related legal claims, we could be required to pay significant damages, which may not be covered by insurance.

Litigation is a risk that each business contends with, and businesses operating in the healthcare industry do so more than most. In recent years, medical product companies have issued recalls of medical products, and physicians and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Following our initial business combination, if any, we intend to maintain liability insurance in amounts that we believe will be appropriate for our prospective operations. We also intend to maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy. However, this insurance coverage may not cover all claims against us. Furthermore, insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by, or exceeded the coverage of, our insurance, our financial condition could be adversely affected.

We may be dependent on payments from Medicare and Medicaid. Changes in the rates or methods governing these payments for our prospective products or services, or delays in such payments, could adversely affect our prospective revenue.

A large portion of our revenue may consist of payments from Medicare and Medicaid programs. Because these are generally fixed payments, we would be at risk for the cost of any products or services provided to our clients. We cannot assure you that Medicare and Medicaid will continue to pay in the same manner or in the same amount that they currently do. Any reductions in amounts paid by government programs for our prospective products, or any services or changes in methods or regulations governing payments, would adversely affect our potential revenue. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would also adversely affect our potential revenue.

If our costs were to increase more rapidly than fixed payment adjustments we receive from Medicare, Medicaid or other third party payors for any of our potential products or services, our revenue could be adversely affected.

We may receive fixed payments for our prospective products or services based on the level of service or care that we provide. Accordingly, our revenue may be largely dependent on our ability to manage costs of providing any products or services and to maintain a client base. We may become susceptible to situations where our clients may require more extensive and therefore more expensive products or services than we may be able to profitably deliver. Although Medicare, Medicaid and certain third party payors currently provide for an annual adjustment of various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these increases have historically been less than actual inflation. If these annual adjustments were eliminated or reduced, or if our costs of providing our products or services increased more than the annual adjustment, any revenue stream we may generate would be adversely affected.

We may depend on payments from third party payors, including managed care organizations. If these payments are reduced, eliminated or delayed, our prospective revenues could be adversely affected.

We may be dependent upon private sources of payment for any of our potential products or services. Any amounts that we may receive in payment for such products and services may be adversely affected by market and cost factors as well as other factors over which we have no control, including regulations and cost containment and utilization decisions and reduced reimbursement schedules of third party payors. Any reductions in such payments, to the extent that we could not recoup them elsewhere, would adversely affect our prospective business and results of operations. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would adversely affect our prospective business and results of operations.

Medical reviews and audits by governmental and private payors could result in material payment recoupments and payment denials, which could adversely affect our business.

Medicare fiscal intermediaries and other payors may periodically conduct pre-payment or post-payment medical reviews or other audits of our prospective products or services. In order to conduct these reviews, the payor would request documentation from us and then review that documentation to determine compliance with applicable rules and regulations, including the documentation of any products or services that we might provide. We cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payors of such products or services will result in material recoupments or denials, which could adversely affect our financial condition and results of operations.

Regional concentrations of our prospective business may subject us to economic downturns in those regions.

Our business may include or consist of regional companies. If our operations are concentrated in a small number of states, we will be exposed to potential losses resulting from the risk of an economic downturn in those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may adversely affect our business, financial condition and results of operations.

We may be dependent primarily on a single potential product or service. Such a product or service may take us a long time to develop, gain approval for and market.

Our future financial performance may depend in significant part upon the development, introduction and client acceptance of new or enhanced versions of a single potential product or service to the healthcare industry. We cannot assure you that we would be successful in acquiring, developing or marketing such a product or service or any potential enhancements to it. Such activities may take us a long time to accomplish, and there can be no guarantee that we will ever actually acquire, develop or market any such product or service. In addition, competitive pressures or other factors may result in price erosion that could adversely affect our results of operation.

If the FDA or other state or foreign agencies impose regulations that affect our potential products, our costs will increase.

The development, testing, production and marketing of any of our potential products that we may manufacture, market or sell following a business combination may be subject to regulation by the FDA as “devices” under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can take longer and is unpredictable. The process of obtaining pre-market approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

In the United States, medical devices must be:

•                  manufactured in registered and quality approved establishments by the FDA; and

•                  produced in accordance with the FDA Quality System Regulation, or QSR, for medical devices.

As a result, we may be required to comply with QSR requirements, and if we fail to comply with these requirements we may need to find another company to manufacture any such devices, which could delay the shipment of our potential product to our customers.

The FDA requires producers of medical devices to obtain FDA licensing prior to commercialization in the United States. Testing, preparation of necessary applications and the processing of those applications by the FDA is expensive and time consuming. We do not know if the FDA would act favorably or quickly in making such reviews, and significant difficulties or costs may potentially be encountered by us in any efforts to obtain FDA licenses. The FDA may also place conditions on licenses that could restrict commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the FDA licensing process may materially reduce the period during which we have the exclusive right to commercialize any potential patented products. We may make modifications to any potential devices and may make additional modifications in the future that we may believe do not or will not require additional clearances or approvals. If the FDA should disagree and require new clearances or approvals for the potential modifications, we may be required to recall and to stop marketing the potential modified devices. We also may be subject to Medical Device Reporting regulations, which would require us to report to the FDA if our products were to cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. We cannot assure you that such problems will not occur in the future.

Additionally, our potential products may be subject to regulation by similar agencies in other states and foreign countries. Compliance with such laws or regulations, including any new laws or regulations in connection with any potential products developed by us, might impose additional costs on us or marketing impediments on such products, which could adversely affect our prospective revenues and increase our expenses. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in an enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•                  warning letters, fines, injunctions, consent decrees and civil penalties;

•                  repair, replacement, refunds, recall or seizure of our products;

•                  operating restrictions on, or partial suspension or total shutdown of, production;

•                  refusal of requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•                  withdrawal of 510(k) clearance or premarket approvals previously granted; and

•                  criminal prosecution.

If any of these events were to occur, it could adversely affect our business.

The FDA can impose civil and criminal enforcement actions and other penalties on us if we were to fail to comply with stringent FDA regulations.

Medical device manufacturing facilities must maintain records, which are available for FDA inspectors, documenting that the appropriate manufacturing procedures were followed. Should we acquire such a facility as a result of a business combination, the FDA would have authority to conduct inspections of such a facility. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Any failure by us to take satisfactory corrective action in response to an adverse inspection or to comply with applicable FDA regulations could result in an enforcement action against us, including a public warning letter, a shutdown of manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions. From time to time, the FDA may modify such requirements, imposing additional or different requirements, which could require us to alter our business methods, which in turn could potentially result in increased expenses.

If we consummate an acquisition of a healthcare technology company and are unable to keep pace with the changes in the technologies applicable to the healthcare industry, our products could become obsolete and it could hurt our prospective results of operations.

The healthcare technology industry is generally characterized by intense, rapid changes, often resulting in product obsolescence or short product life cycles. If we consummate an acquisition of a healthcare technology company, then our ability to compete after consummation of a business combination will be dependent upon our ability to keep pace with changes in healthcare technology. If we are ultimately unable to adapt our operations as needed, our financial condition following a business combination will be adversely affected.

If we are unable to obtain and maintain protection for the intellectual property relating to our technologies and products or services following a business combination, the value of our technology, products or services may decline, which could adversely affect our business.

Intellectual property rights in the fields of biotechnology, pharmaceuticals, diagnostics and medical devices are highly uncertain and involve complex legal and scientific questions. At the same time, the profitability of companies in these fields generally depends on sustained competitive advantages and differentiation that are based in part on intellectual property. Our success following a business combination will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products or services. We may not be able to obtain additional issued patents relating to our technology, products or services. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or services, limit the length of term of patent protection we may have for our products or services, and expose us to substantial litigation costs and drain our resources. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

Our prospective business may rely on third party manufacturers or subcontractors to assist in producing its healthcare products, and any delay or failure to perform by these third parties may adversely affect our business.

Our prospective business may use third party manufacturers to produce medical devices or other healthcare products or product components. This arrangement affords less control over the reliability of supply, quality and price of products or product components. Our target company may risk disruptions in its supply of key products or components if its suppliers fail to perform because of strikes, natural disasters or other factors beyond the control of our prospective business. Products or components that are supplied by a third party manufacturer may not perform as expected, and these performance failures may adversely affect our business.

If our prospective business infringes the rights of third parties, we could be prevented from selling products, forced to pay damages, and may have to defend against litigation.

In the event that the products, methods, processes or other technologies of our prospective business are claimed to infringe the proprietary rights of other parties, we could incur substantial costs and may be required to:

•                  obtain licenses, which may not be available on commercially reasonable terms, if at all;

•                  abandon an infringing product, process or technology;

•                  redesign our products, processes or technologies to avoid infringement;

•                  stop using the subject matter claimed in the patents held by others;

•                  defend litigation or administrative proceedings; or

•                  pay damages.

Item 1B.                  Unresolved Staff Comments

Not applicable.

Item 2.                                   Facilities

We do not own any real estate or other physical properties. Our headquarters are located at 200 Greenwich Avenue, 3rd Floor, Greenwich, Connecticut 06830. The cost of this space is included in the $7,500 per month fee Oracle Investment Management, Inc., an affiliate of Mr. Feinberg, charges us for general and administrative services pursuant to a letter agreement between us and Oracle Investment Management, Inc. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.  We believe that based on rents and fees for similar services in the Greenwich, Connecticut area, that the fee which is charged by Oracle Investment Management, Inc. is at least as favorable as we could have obtained from an unaffiliated third party.

Item 3.                                   Legal Proceedings

We are not a party to any pending legal proceedings nor are we aware of any contemplated against us or any of our officers or directors in their capacity as such.

Item 4.                                   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2006.

PART II

Item 5.                                                  Market for the Registrant’s Common Equity and Related Stockholder Matters

Our units began trading on the OTC Bulletin Board on March 8, 2006 under the symbol OHAQU.  Our common stock and warrants became separable from our units on March 17, 2006 and trade under the symbols OHAQ and OHAQW, respectively. Each of our units consists of one share of our common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of March 2, 2007 or the completion of a business combination. Our warrants will expire on March 2, 2010, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of our common stock as reported on the OTC Bulletin Board. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. Prior to March 17, 2006, there was no established public trading market for our common stock.

Quarter Ended	High	Low
March 31, 2006	7.60	7.50
June 30, 2006	7.66	7.15
September 30, 2006	7.55	7.25
December 31, 2006	7.53	7.30

Holders of Common Equity

On March 16, 2007, there were approximately 93 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, our capital requirements and our general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the past three years, we sold the following shares of common stock without registration under the Securities Act:

We sold a total of 3,125,000 shares of our common stock to Mr. Liffmann and the other stockholders on September 1, 2005 and September 22, 2005, respectively, in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Such shares were sold to individuals or entities who were each accredited investors (as defined in Rule 501(a) of the Securities Act of 1933) in reliance on the fact that the common stock was offered and sold in transactions not involving a public offering.  In February 2006, our board of directors approved a six-for-five stock split to all shareholders of record on February 16, 2006. The table below has been adjusted to reflect the six-for-five stock split.  The shares issued to the individuals and entities above were sold for an aggregate offering price of $31,250 at a purchase price of $0.01 per share, or $0.0083 per share on a split adjusted basis. No underwriting discounts or commissions were paid with respect to such sales.

Stockholders	Number of Shares(1)
LNF OHAC LLC(2)	937,500
Oracle Healthcare Holding LLC(2)	1,437,499
Joel D. Liffmann(3)	120
JDL OHAC LLC(3)	937,380
Granite Creek Partners, L.L.C.(4)	375,000
George W. Bickerstaff, III(5)	62,501
Total:	3,750,000

(1)                                  Table gives effect to the six-for-five stock split that occurred on February 16, 2006.

(2)                                  Mr. Feinberg, our Chairman, is the managing member of each of LNF OHAC LLC and Oracle Healthcare Holding LLC and may be deemed to beneficially own the shares owned by them. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, LNF OHAC LLC and Oracle Healthcare Holding LLC each purchased 781,250 and 1,197,916 shares of our common stock, respectively, on September 22, 2005.

(3)                                  Mr. Liffmann, our President and Chief Operating Officer, is the managing member of JDL OHAC LLC and may be deemed to beneficially own the shares owned by it. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, Mr. Liffmann acquired 100 shares of our common stock on September 1, 2005. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, JDL OHAC LLC acquired 781,150 shares of our common stock on September 22, 2005.

(4)                                  Mr. Radzik, our Chief Financial Officer and Secretary, is a managing member of Granite Creek Partners, L.L.C. and may be deemed to beneficially own the shares owned by it. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, Granite Creek Partners, L.L.C. acquired 312,500 shares of our common stock on September 22, 2005.

(5)                                  Without giving effect to the six-for-five stock split that occurred on February 16, 2006, Mr. Bickerstaff acquired 52,084 shares of our common stock on September 22, 2005.

During the past three years, we sold the following warrants to purchase common stock without registration under the Securities Act:

On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. We refer to these warrants as founding director warrants.  Such warrants were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.  Such warrants were sold to Messrs. Feinberg and Liffmann, each of whom is an accredited investor (as defined in Rule 501(a) of the Securities Act of 1933), in reliance upon the fact that the warrants were offered and sold in a transaction not involving a public offering.  Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 2, 2007 or (b) the completion of a business combination with a target business or the distribution of the trust account. The warrants expire on March 2, 2010. The warrants are redeemable by us at a price of $0.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

Warrant Holders	Number of Warrants
Joel D. Liffmann	416,667
Larry N. Feinberg	416,667
Total:	833,334

The holders of the 3,750,000 shares discussed above, together with the holders of the 833,334 founding director warrants (or the shares of common stock obtained upon the exercise of the founding director warrants), are entitled to registration rights pursuant to an agreement, dated March 2, 2006. The holders of the majority of, collectively, the 3,750,000 shares of common stock and the 833,334 founding director warrants (assuming, solely for the purpose of calculating a majority, that all of the founding director warrants have been exercised for shares of common stock) are entitled to make up to two demands that we register such common stock or founding director warrants, as the case may be. The holders can elect to exercise these registration rights at any time after the date on which the escrow period expires. In addition, these holders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Use of Proceeds from Our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-128748), and which relates to the initial public offering of our units, was March 2, 2006.  Each unit consists of one share of common stock, $0.0001 par value per share, and one warrant to purchase one share of common stock.  A total of 15,000,000 units were registered at a proposed maximum aggregate offering price of $120,000,000.

Our initial public offering was consummated on March 8, 2006. The underwriters of our initial public offering were CRT Capital Group LLC and Ladenburg Thalman & Co. Inc.  CRT Capital Group LLC acted as the representative to the underwriters.  A total of 15,000,000 units were sold in our initial public offering at $8.00 per unit for an aggregate offering price of $120,000,000.  Each of our units became voluntarily separable into its constituent parts of common stock and warrants on March 17, 2006.  Our units continue to trade separately from the common stock and warrants.

Our net proceeds from our initial public offering are as set forth in the following table:

Gross proceeds
Offering gross proceeds from initial public offering	$120,000,000
Gross proceeds from sale of founding director warrants	1,000,000
Total gross proceeds	$121,000,000
Offering expenses(1)
Underwriting discount (5% of gross proceeds)(2)	6,000,000
Legal fees and expenses (including Blue Sky services and expenses)	285,000
Miscellaneous expenses(3)	52,634
Printing and engraving expenses	65,000
Accounting fees and expenses	50,000
SEC registration fee	25,266
NASD filing fee	22,100
Total offering expenses	$6,500,000
Net proceeds
Held in trust	113,500,000
Percentage of offering gross proceeds held in the trust account	94.6%
Not held in trust	1,000,000
Total net proceeds(4)	$114,500,000
Use of net proceeds not held in the trust account

Legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination	$400,000
Legal and accounting fees relating to SEC reporting obligations	80,000
Administrative fees relating to office space	180,000
Working capital to cover miscellaneous expenses, director and officer insurance and reserves	340,000
Total	$1,000,000

(1)                                  A portion of the initial public offering expenses were paid from the funds loaned to us by Messrs. Feinberg and Liffmann as described below. These funds were repaid out of the proceeds of our initial public offering used to pay the initial public offering expenses.

(2)                                  This amount excludes additional underwriting fees equal to 2% of the gross proceeds of our initial public offering, or $2,400,000, which the underwriters have agreed to defer until the consummation of our initial business combination. Upon the consummation of our initial business combination, we will pay such deferred fees (less $0.16 for each share of common stock converted to cash in connection with our initial business combination) to the underwriters out of the proceeds of our initial public offering held in a trust account at Lehman Brothers Inc., maintained by Continental Stock Transfer & Trust Company acting as trustee.

(3)                                  Miscellaneous expenses include the reimbursement of our existing stockholders, officers and directors for out-of-pocket expenses incurred in connection with our initial public offering.

(4)                                  The total net proceeds includes an aggregate of $1,000,000 payable immediately prior to the consummation of our initial public offering by Messrs. Feinberg and Liffmann for the purchase in a private placement of 833,334 founding director warrants.

We intend to use the proceeds from the sale of the units and the founding director warrants to acquire an operating business in the healthcare industry.

Of the net proceeds from our unit offering, $113,500,000 has been placed in a trust account at Lehman Brothers Inc., maintained by Continental Stock Transfer & Trust Company acting as trustee. The proceeds will not be released from the trust account until the earlier of the completion of a business combination or our liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Additionally, although we have no present intention to do so, it is possible that we will in the future find it necessary or desirable to use a portion of these funds to make a down payment or deposit or fund a lock-up or “no-shop” provision, with respect to a potential business combination. If so, any such amount would be based on the terms of the specific transaction and the amount of available funds at the time. If we use a significant portion of our funds for such a purpose and we are required to forfeit such funds (whether as a result of our breach of the agreement relating to the original payment or otherwise), we could, if such payment was large enough and we had already used some or all of the funds allocated to due diligence and related expenses in connection with the aborted transaction, be left with insufficient funds to continue searching for, or to conduct due diligence with respect to, other potential target businesses. In that event, we may be required to liquidate before the completion of a business combination. Additionally, the proceeds held in the trust account will be used to pay the underwriters a deferred fee equal to 2% of the gross proceeds from the sale of the units in our initial public offering, or $2,400,000, less $0.16 for each share of common stock converted to cash in connection with our initial business combination, upon the consummation of our initial business combination; this portion of the proceeds held in the trust account will not be available for our use to acquire an operating business. We may not use all of the remaining proceeds in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in the trust account or because we finance a portion of the consideration with our capital stock or debt securities. In that event, the proceeds held in the trust account, as well as any other net proceeds not expended, may be used to finance the operations of the target business, which may include subsequent acquisitions.

We have agreed to pay Oracle Investment Management, Inc., an affiliate of Mr. Feinberg, a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe that, based on rents and fees for similar services in the area surrounding our offices in Greenwich, Connecticut, the fee charged by Oracle Investment Management, Inc. is at least as favorable as we could have obtained from an unaffiliated third party.

All of the gross proceeds from the sale of the founding director warrants, approximately $1,000,000, will not be placed in trust or used to pay offering expenses, but rather will be available for our ongoing use. We intend to use the excess working capital (approximately $340,000) for premiums for director and officer liability insurance (approximately $240,000), with the balance of $100,000 being held in reserve for other expenses of structuring and negotiating our initial business combination, as well as for reimbursement of any out-of-pocket expenses incurred by our existing stockholders, officers and directors in connection with activities on our behalf as described below. We expect that due diligence of a prospective target business will be performed by some or all of our officers, directors and existing stockholders and may include engaging market research and valuation firms, as well as other third-party consultants. None of our officers, directors or existing stockholders will receive any compensation for their due diligence efforts, other than reimbursement of any out-of-pocket expenses they may incur on our behalf while performing due diligence of a prospective target business. Any reimbursement of out-of-pocket expenses would occur at our discretion. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, we may opt to make a down payment or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions, other than CRT Capital Group LLC, to which we have granted a right of first refusal for all investment banking services through the later of (i) one year from the closing of our initial business combination, if any, and (ii) March 8, 2008, we may do so in the future, in which event we may pay a finder’s fee or other compensation. We have not reserved any specific amounts for a down payment, exclusivity fees, finder’s fees or similar fees or compensation, each of which may have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf.

We believe that the amount of available proceeds from the sale of the founding director warrants, approximately $1,000,000, will be sufficient to operate until at least March 8, 2008, assuming that a business combination is not consummated during that time. The amount of available proceeds is based on management’s estimate of the amount needed to fund our operations through March 8, 2008 and to consummate a business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our existing stockholders, officers and directors or third parties. We may not be able to obtain additional financing and our existing stockholders, officers and directors are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to liquidate prior to consummating a business combination.

If we complete a business combination, the out-of-pocket expenses incurred by our officers and directors prior to the business combination’s closing will become an obligation of the post-combination business, assuming these out-of-pocket expenses have not been reimbursed prior to the closing. These expenses would be a liability of the post-combination business and would be treated in a manner similar to any other account payable of the combined business. Our officers and directors may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business’ owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably and could result in a conflict of interest.

In September 2005, Messrs. Feinberg and Liffmann each loaned $50,000 to us for the payment of expenses related to our initial public offering. Each note was non-interest bearing and was repaid on March 8, 2006.

Although we have no present intention to do so, it is possible that we will in the future find it necessary or desirable to use a portion of these funds to make a down payment or deposit or fund a lock-up or “no-shop” provision, with respect to a potential business combination. If so, any such amount would be based on the terms of the specific transaction and the amount of available funds at the time. If we use a significant portion of our funds for such a purpose and we are required to forfeit such funds (whether as a result of our breach of the agreement relating to the original payment or otherwise), we could, if such payment was large enough and we had already used some or all of the funds allocated to due diligence and related expenses in connection with the aborted transaction, be left with insufficient funds to continue searching for, or to conduct due diligence with respect to, other potential target businesses. In that event, we may be required to liquidate before the completion of a business combination. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our existing stockholders, officers and directors or from third parties. We may not be able to obtain additional financing, and our existing stockholders, officers and directors are not obligated to provide any additional financing to us. If we do not have sufficient proceeds and are unable to obtain additional financing, we may be forced to liquidate prior to consummating a business combination.

The net proceeds from our initial public offering held in the trust account and that are not immediately required for the purposes set forth above will be invested only in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less, or any open ended investment company registered under the Investment Company Act that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act, or the Investment Company Act, so that we are not deemed to be an investment company under the Investment Company Act. The interest income earned on investment of the net proceeds not held in trust during this period will be used to defray our general and administrative expenses, as well as costs relating to compliance with securities laws and regulations, including associated professional fees, until a business combination is completed.

Neither we nor any other person or entity will pay any of our officers, directors or existing stockholders or any entity with which they are affiliated, any finders fee or other compensation for services rendered to us prior to or in connection with a business combination. However, our existing stockholders, officers and directors will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying a potential target operating business and performing due diligence on a suitable business combination. Additionally, Oracle Investment Management, Inc., an affiliate of Mr. Feinberg, has agreed that, from March 2, 2006 through the acquisition of a target business, it will make available to us office space and certain general and administrative services, as we may require from time to time. We have agreed to pay Oracle Investment Management, Inc. $7,500 per month for these services. Mr. Feinberg, our Chairman, will benefit from this transaction as a result of his interest in Oracle Investment Management, Inc. However, this arrangement is solely for our benefit and is not intended to provide Mr. Feinberg with compensation in lieu of a salary. We have not reserved any specific amount for such payments, which may have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf. In addition, since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a business combination.

A public stockholder will be entitled to receive funds from the trust account, including the amount representing the deferred portion of the underwriters’ fee, in the event of our liquidation upon our failure to complete a business combination by September 8, 2007 (or March 8, 2008 if a letter of intent, agreement in principle or definitive agreement has been executed by September 8, 2007 and the business combination relating thereto has not yet been consummated by September 8, 2007). A public stockholder will also be entitled to receive funds from the trust account, including the amount representing the deferred portion of the underwriters’ fee, if that public stockholder were to convert shares into cash in connection with a business combination which the public stockholder voted against and which we actually consummate. In no other circumstances will a public stockholder have any right to or interest of any kind in the trust account.

In the event of our liquidation, as described above, our existing stockholders, officers and directors will be entitled to receive funds from the trust account solely with respect to any shares of common stock which they purchased in or following our initial public offering.

On completion of an initial business combination, the underwriters of our initial public offering will receive the deferred underwriters’ discounts and commissions held in the trust account. If we are unable to complete an initial business combination and the trustee must therefore distribute the balance in the trust account on our liquidation, the underwriters have agreed (i) to forfeit any rights or claims to the deferred underwriting discounts and commissions in the trust account, and (ii) that the trustee is authorized to distribute the deferred underwriting discounts and commissions to the public stockholders on a pro rata basis.

Item 6.                                   Selected Financial Data

The following is a summary of selected financial data for the period from September 1, 2005 (date of inception) to December 31, 2005 and from January 1, 2006 to December 31, 2006, which should be read in conjunction with our financial statements and the notes thereto:

SELECTED FINANCIAL DATA

Statement of Operations data

	Period from September 1, 2005 (inception) to December 31, 2005	Period from January 1, 2006 to December 31, 2006
Operating loss	$375	$513,158

Gain on derivative liabilities		4,275,001

Interest income	749	4,792,743

Income taxes		1,637,145

Net Income	374	6,917,441

Weighted average number of shares outstanding	3,750,000	19,031,708

Net income per share — basic and diluted	$0.00	$0.36

Balance Sheet data
	December 31, 2005	December 31, 2006
Cash and cash equivalents	$71,320	$553,441
Investments held in trust — restricted		116,628,857
Total assets	283,646	117,182,298
Derivative liabilities		15,516,667
Total liabilities	252,022	17,436,917
Common stock subject to possible conversion		23,340,795
Total stockholders’ equity	31,624	76,404,586
Total liabilities and stockholders’ equity	283,646	117,182,298

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Delaware on September 1, 2005 as a blank check company, for the purpose of acquiring through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business in the healthcare industry. Our initial business combination must be with an operating business whose fair market value is equal to at least 80% of our net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our March 2006 initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

On March 8, 2006, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of our common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 2, 2007 or (b) the completion of a business combination with a target business or the distribution of the trust account. The warrants expire on March 2, 2010. The warrants are redeemable by us at a price of $0.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, to purchase common stock, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us.

For the fiscal year ended December 31, 2006, we had net income of approximately $6,917,441, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account. For the three months ended December 31, 2006, we had net income of approximately $115,838 derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account. For the period from September 1, 2005 (date of inception) through December 31, 2006, we had net income of approximately $ 6,917,815, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated revenues to date. Since our inception, our only activities have been organizational activities and those necessary to prepare for our initial public offering, and thereafter, certain expenses related to pursuing a target business. We will not generate any operating revenues until the completion of a business combination, if any.  We have generated non-operating income in the form of interest income on cash and cash equivalents and our other short term investments.  Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the business combination approval process and the timeline under which we may operate before the proceeds of our initial public offering are returned to investors.

Liquidity and Capital Resources

The net proceeds from our initial public offering, after deducting certain offering expenses of approximately $500,000, and an underwriting discount of $6,000,000, were approximately $113,500,000, all of which was placed into a trust account at Lehman Brothers Inc., maintained by Continental Stock Transfer & Trust Company acting as trustee. On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants to purchase common stock, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. The proceeds from the sale of these warrants are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of December 31, 2006, we had $553,441 of proceeds available for such uses.

We expect to use substantially all of the net proceeds from our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through March 8, 2008, assuming that a business combination is not consummated during that time. Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.

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

In connection with the initial public offering, we agreed to pay the underwriters additional underwriting fees of $2,400,000, which the underwriters have agreed to defer until the consummation of our initial business combination. We expect that such fees will be paid out of the proceeds held in the trust account.  However, this portion of the proceeds held in the trust account will not be available for our use to acquire an operating business.

As of December 31, 2006, the proceeds in the trust account were invested in a money market fund. The average credit rating in the portfolio of the money market fund was Aaa/AAA, as rated by Moody’s and S&P.

We currently have no operating business and have not selected a potential target business. If we are unable to find a suitable target business by September 8, 2007 (or March 8, 2008 if a letter of intent, agreement in principle or definitive agreement has been executed by September 8, 2007 and the business combination relating thereto has not yet been consummated by such date), we will be forced to liquidate. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares or units, as applicable, because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the business combination approval process and the timeline under which we may operate before the proceeds of our initial public offering are returned to investors.

Consistent with the disclosures in our prospectus dated March 2, 2006, we have focused our search on companies in the healthcare industry. Overall, we would gauge the environment for target companies to be competitive and we believe that private equity firms and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult environment for initial public offerings, a cash-rich investment community looking for differentiated opportunities for incremental yield and business owners seeking new ways to maximize their shareholder value while remaining invested in the business. However, there can be no assurance that we will find a suitable business combination in the allotted time. Furthermore, it is possible that we could use a portion of the funds not in the trust account to make a deposit or down payment, or fund a “no-shop” provision, with respect to a particular proposed business combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to pay expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

Our contractual obligations are set forth in the following table as of December 31, 2006:

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Office Services Agreement(1)	$105,242	$90,000	$15,242	—	—
Total	$105,242	$90,000	$15,242

(1)                                  We are obligated, having commenced on March 2, 2006, to pay $7,500 per month to Oracle Investment Management, Inc., an affiliated third party of which Mr. Feinberg (our Chairman) is the President and sole stockholder, in connection with the general and administrative services arrangement for services rendered to us prior to or in connection with the business combination.

Critical Accounting Policies

Our financial statements are and will be based on the selection and application of generally accepted accounting principles in the United States, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We expect to adopt new accounting policies at the time we complete a business combination that address those critical accounting issues that are necessary for a fair presentation of the financial statements and our overall financial statement presentation. The critical accounting policies adopted at that time will involve a higher degree of judgment and complexity in their application than our current accounting policies. In addition to the discussion on Accounting for Warrants and Derivative Instruments below, our significant current accounting policies are presented within Note B to our financial statements.

Accounting for Warrants

On March 8, 2006, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00.  On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us.

On August 9, 2006, we filed a Current Report on Form 8-K stating that we were required to restate our financial statements contained within our Form 8-K dated March 10, 2006 and Form 10-Q for the three months ended March 31, 2006 to reflect the reclassification of the warrants issued as part of the units in our initial public offering as a liability in accordance with Emerging Issues Task Force No. 00 19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, or EITF 00-19.  This issue arose as a result of comments the Securities and Exchange Commission has made in connection with similar blank check companies, each of such companies having a warrant structure similar to ours.

Under EITF 00-19, the fair value of the warrants issued as part of the units sold in the Company’s initial public offering should be reported as a liability. The warrant agreement requires that we register the shares of common stock underlying the warrants and is silent as to if a penalty is to be incurred in the absence of our ability to deliver registered common stock shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within our control. As a result, we must assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through its statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or we are otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability was determined using the trading value of the warrants.  The value assigned to the warrant liability at March 8, 2006 (the date of issuance) was $19,791,688.  Amounts reported as warrant liability expense in our statements of operations resulting from the change in valuation of the warrant liability was $4,275,001 for the fiscal year ended December 31, 2006.

In accordance with EITF 00-19, both the 15,000,000 warrants issued in our initial public offering and the 833,334 warrants issued to our Founding directors, Messrs. Feinberg and Liffmann, are accounted for as liabilities.

The Company performed a valuation of the warrants to purchase 15,000,000 shares. The fair value at December 31, 2006 was calculated to be $15,516,667, or approximately $1.03 per warrant. This compares to a valuation of $19,791,668, or approximately $1.32 per warrant, when initially valued at March 8, 2006. The net change in the valuation, $4,275,001, was recorded as non-operating gain in the current period.

Recent Accounting Pronouncements

On July 13, 2006, FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions nor deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact on the financial statements has not yet been determined.

In addition, in September 2006, the Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), was issued and is effective for fiscal years beginning after November 15,2007. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Management is currently evaluating the impact the adoption of SFAS 157 will have on the Company’s financial statements and their disclosures and its impact has not yet been determined.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account will be invested in either U.S. “government securities” or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.  We have issued warrants that are accounted for as derivative liabilities. One of the factors determining the fair value of the liability is the risk-free interest rate. The fluctuation of the liabilities due to interest rate changes is minimal. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8.                                   Financial Statements and Supplementary Data

Reference is made to the Index to Consolidated Financial Statements that appears on page F—1 of this Report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, listed in the Index to Consolidated Financial Statements, which appear beginning on page F—2 of this Report, are incorporated by reference into this Item 8.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.         Controls and Procedures

Our management carried out an evaluation, with the participation of our chief operating officer (principal executive officer) and our chief financial officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our chief operating officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

Not applicable.

PART III

Item 10.                                    Directors and Executive Officers of the Registrant

Our current directors and executive officers are as follows:

Name	Age	Position
Larry N. Feinberg	52	Chairman of the Board
Joel D. Liffmann	46	President, Chief Operating Officer and Director
Mark A. Radzik	42	Chief Financial Officer and Secretary
George W. Bickerstaff, III	51	Director
Kevin C. Johnson	52	Director
Per G. H. Lofberg	59	Director

Larry N. Feinberg has served as our Chairman of the Board since September 2005. Mr. Feinberg is the founder of Oracle Partners, L.P., a healthcare-focused hedge fund, and has served as its Managing General Partner since its inception in July 1993. Mr. Feinberg serves as the President of Oracle Investment Management, Inc., an investment adviser to Oracle Partners, L.P. and several other hedge funds, offshore funds and managed accounts. Mr. Feinberg is the Managing Member of Oracle Strategic Capital, LLC, the general partner of Oracle Strategic Partners, L.P., the private equity affiliate of Oracle Investment Management, Inc. Mr. Feinberg has served on the board of directors of several portfolio companies, and is currently a director of Unicorn Financial Services, Inc., a nationwide provider of medical financing services, and Pharmaca Integrative Pharmacy, Inc., a nationwide pharmacy operator combining prescription drug and over-the-counter products with natural, complementary and personal body care products. From January 1988 to March 1993, Mr. Feinberg was a portfolio manager and merchant banker for Odyssey Partners L.P., a private investment firm specializing in private corporate transactions, where he was responsible for directing Odyssey Partners L.P.’s private and public healthcare investing activities. From 1986 to 1987, Mr. Feinberg served as First Vice President of The Healthcare Group at Drexel Burnham Lambert, Inc. Mr. Feinberg began his Wall Street career as a healthcare research analyst at Dean Witter Reynolds Inc. in 1980 and was promoted to First Vice President in 1982. In 1982, Mr. Feinberg was elected for the first of seven consecutive years to the Institutional Investor All-American Research Team. Mr. Feinberg received a masters degree in business administration from New York University in 1980 and a bachelor of arts degree from the University of Vermont in 1978.

Joel D. Liffmann has served as our President and Chief Operating Officer and a member of our board of directors since our inception in September 2005. Mr. Liffmann is a principal of Oracle Investment Management, Inc. and has been a member of Oracle Strategic Capital, LLC since 1996. Mr. Liffmann has served on the board of directors of several portfolio companies, and is currently a director of Health Hero Network, Inc., a provider of technology solutions for remote health monitoring and management, and Unicorn Financial Services, Inc. From 1990 to 1996, Mr. Liffmann served as a senior executive responsible for business development and acquisitions with Medco Containment Services Inc. and certain of its affiliates, including Medical Marketing Group Inc., a provider of marketing services to drug companies, and Synetic Inc., a provider of prescription drugs to nursing homes and other institutional facilities, both prior to and following Medco’s acquisition by Merck & Co. in 1993. Mr. Liffmann began his career in 1982 as a healthcare industry equity analyst at Drexel Burnham Lambert, Inc. and was promoted to Vice President, Equity Research in 1984. He became a Vice President, Corporate Finance in 1987. Mr. Liffmann received a bachelor of science degree in business administration from Boston University in 1982.

Mark A. Radzik has served as our Chief Financial Officer and Secretary since our inception in September 2005. From 1999 to 2004, Mr. Radzik served as Managing Director of Equity Group Investments L.L.C., a private investment firm, where he sourced, structured and financed buyouts and growth equity and distressed investments in middle market companies. Since leaving Equity Group Investments, Mr. Radzik has co-founded Granite Creek Partners, L.L.C., an investment group based in Chicago. Mr. Radzik has served on the board of directors of several Equity Group Investments L.L.C. portfolio companies, including GP Strategies Corporation, a New York Stock Exchange-listed global performance improvement company, where he served as a member of the audit and governance committees from 2002 to 2005, and Iron Age Corporation, a North American provider of safety footwear programs to employers, where he served as Chairman of the board of directors from 2003 to 2005. In addition, Mr. Radzik served on the board of directors of Grupo Azucarero Mexico, a producer of sugar in

Mexico, from 2000 to 2002. In 2000, Grupo Azucarero Mexico filed for Suspension of Payments in order to protect itself from creditors. From 1994 to 1998, Mr. Radzik was a Vice President at BNP Paribas where he was responsible for directing and syndicating middle market senior and stretch senior debt investments. From 1988 to 1994, Mr. Radzik worked in the Special Services Division of Arthur Andersen & Co. providing accounting due diligence and restructuring services. Mr. Radzik is a certified public accountant and received a bachelor of science degree in accounting and a masters degree in business administration in finance from Indiana University in 1987 and 1988, respectively.

George W. Bickerstaff, III has served as a director since September 2005. Mr. Bickerstaff has been a Managing Director of CRT Capital Group LLC since June 2005. Prior to joining CRT Capital Group LLC, Mr. Bickerstaff held various positions with Novartis, a global leader in pharmaceuticals and consumer health, including Chief Financial Officer of Novartis Pharma AG from October 2000 to May 2005. From December 1999 to September 2000, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Workscape, Inc. a provider of employee-related information services. From July 1998 to December 1999, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Uniscribe Professional Services, Inc., a nationwide provider of paper and technology-based document management solutions. From January 1998 to June 1998, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Intellisource Group, Inc., a provider of information technology solutions to the federal, state and local government and utility markets. From July 1997 to December 1997, Mr. Bickerstaff served as Vice President of Finance of Cognizant Corporation, a global business information services company. From January 1990 to June 1997, Mr. Bickerstaff served in various senior finance roles, including Chief Financial Officer of IMS Healthcare, a global business information services company in the healthcare and pharmaceutical industries. Prior to that, Mr. Bickerstaff held various finance, audit and engineering positions with the Dun & Bradstreet Corporation and General Electric Company. Mr. Bickerstaff is a member of the board of directors of Vion Pharmaceuticals, Inc. and Amazys Holding AG, both publicly traded companies. Mr. Bickerstaff received a bachelor of science degree in engineering and a bachelor of arts degree in business administration from Rutgers University in 1978.

Kevin C. Johnson has served as a director since November 2005. From 1996 to January 2003, Mr. Johnson served as Chief Executive Officer, President and Chairman of the board of directors of DIANON Systems, Inc., a cancer diagnostic services company providing anatomic pathology and molecular genetic testing services to physicians nationwide, until DIANON Systems, Inc. was acquired by Laboratory Corporation of America Holdings. Prior to joining DIANON Systems, Inc., Mr. Johnson was employed by Quest Diagnostics from 1978 to 1996, having held numerous management and executive level positions during that period. Mr. Johnson has served as the Chairman of the board of directors of Aureon Laboratories, Inc., a medical technology company specializing in the creation of next-generation tissue analysis by integrating clinical, micro-anatomic and molecular disease profiles, since April 2004, and as a director since December 2003. Mr. Johnson  also served as a director and member of the compensation committee of Focus Diagnostics, Inc., a provider of infectious disease testing services and diagnostic products, from June 2004 to July 2006. Mr. Johnson has also served as a director of MDdatacor, Inc., a healthcare information services company providing time-sensitive patient clinical information to healthcare providers, since January 2003. Mr. Johnson serves on the advisory board of New Leaf Venture Partners, a life science-dedicated venture capital firm located in New York and Menlo Park, CA. Mr. Johnson received a bachelor of science degree in business administration from St. John’s University in 1984.

Per G. H. Lofberg has served as a director since November 2005. Since December 2000, Mr. Lofberg has served as the President and Chief Executive Officer of Merck Capital Ventures, LLC, a private equity firm affiliated with Merck & Co., Inc. which invests in internet-related and other emerging businesses involved in the commercialization, distribution and delivery of pharmaceuticals and related healthcare services. From 1994 to January 2000, Mr. Lofberg served as the President of Merck-Medco Managed Care, LLC, a provider of prescription drug benefit management services. Mr. Lofberg also served as the Chairman of Merck-Medco Managed Care, LLC from February 2000 to November 2000. Mr. Lofberg joined Medco Containment Services, Inc. in 1988 and served in numerous senior management positions, including serving as Senior Executive Vice President of Strategic Planning and Marketing and as a member of the board of directors, prior to the acquisition of Medco Containment Services, Inc. by Merck & Co., Inc. in 1993. From 1973 to March 1988, Mr. Lofberg worked at the Boston Consulting Group, Inc., an international strategy and general management consulting firm, in Boston, Munich, and New York. From 1984 to 1987, Mr. Lofberg was the partner in charge of the Boston Consulting Group, Inc.’s New York office and was responsible for its worldwide health care practice. Mr. Lofberg has served as a director of Cytel, Inc., a provider of specialized statistical applications and clinical trial design services for the bio-pharmaceutical, medical device, academic and government research markets, since February 2005. Mr. Lofberg has served as a director of Ventiv Health, Inc., a Nasdaq-listed provider of outsourced clinical, sales, marketing, and compliance solutions to pharmaceutical, biotechnology and life science companies, since February 2005. Mr. Lofberg has served as a director of PHT, Inc., an electronic patient diary solutions provider that enables pharmaceutical companies to collect data directly from patients to more accurately manage clinical trial data, since March 2002. Mr. Lofberg has also served as a director of ImpactRx, Inc., which provides services that enable pharmaceutical companies to electronically track physician prescribing behavior, since June 2003. Mr. Lofberg received a masters of science degree in industrial administration from the Graduate School of Industrial Administration at Carnegie Mellon University in 1973 and an undergraduate degree from the Stockholm School of Economics in Sweden in 1971.

As a result of Mr. Lofberg’s employment relationship with Merck Capital Ventures LLC and Merck & Co., Inc., Mr. Lofberg may not participate in any discussions, due diligence or negotiations with potential acquisition candidates operating in the pharmaceuticals or biotechnology therapeutics segments of the healthcare industry or that are competitors of a Merck Capital Ventures LLC portfolio company. Mr. Lofberg must also recuse himself from and not participate in any board deliberations regarding the approval of a business combination with acquisition candidates operating in the pharmaceuticals or biotechnology therapeutics segments of the healthcare industry or are competitors of a Merck Capital Ventures LLC portfolio company, as well as any other board action with respect to such acquisition. If we consummate a business combination with an acquisition candidate operating in the pharmaceuticals or biotechnology therapeutics segments of the healthcare industry or that is a competitor of a Merck Capital Ventures LLC portfolio company, Mr. Lofberg may be required to resign from our board of directors.

Number and Terms of Office of Directors

Our board of directors has five directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Feinberg and Johnson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Liffmann and Lofberg, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Bickerstaff, will expire at the third annual meeting.

Our directors will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of our directors has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of our directors is currently affiliated with such an entity. However, we believe that the skills and expertise of our directors, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect an acquisition, although we cannot assure you that they will, in fact, be able to do so. Furthermore, as discussed above, Mr. Lofberg may not participate in any discussions, due diligence or negotiations with potential acquisition candidates operating in the pharmaceuticals or biotechnology therapeutics segments of the healthcare industry or that are competitors of a Merck Capital Ventures LLC portfolio company, as well as any deliberations or other board action with respect to such acquisition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. All of these reports were filed in a timely manner.

Audit Committee

We do not have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer or principal financial officer, or persons performing similar functions, primarily because we do not and will not have any operations until such time as we enter into a business combination. We intend to adopt a Code of Ethics at or prior to such time as we enter into a business combination.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•                  None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•                  In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•                  In light of the involvement of our existing stockholders, officers and directors with other healthcare companies and our purpose to consummate a business combination with an operating business in that industry, we may decide to acquire a business affiliated with our existing stockholders, officers or directors. Despite our agreement to obtain an opinion from an independent investment banking firm that a business combination with a business affiliated with our existing stockholders, officers or directors is fair to our stockholders from a financial point of view, potential conflicts of interest may still exist, and as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

•                  Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

•                  As a result of Mr. Lofberg’s employment relationship with Merck Capital Ventures LLC and Merck & Co., Inc., Mr. Lofberg may not participate in any discussions, due diligence or negotiations with potential acquisition candidates operating in the pharmaceuticals or biotechnology therapeutics segments of the healthcare industry or that are competitors of a Merck Capital Ventures LLC portfolio company. Mr. Lofberg must also recuse himself from and not participate in any board deliberations regarding the approval of a business combination with acquisition candidates operating in the pharmaceuticals or biotechnology therapeutics segments of the healthcare industry or that are competitors of a Merck Capital Ventures LLC portfolio company, as well as any other board action with respect to such acquisition. If we consummate a business combination with an acquisition candidate operating in the pharmaceuticals or biotechnology therapeutics segments of the healthcare industry or that is a competitor of a Merck Capital Ventures LLC portfolio company, Mr. Lofberg may be required to resign from our board of directors.

•                  Oracle Investment Management, Inc., an affiliate of Mr. Feinberg, has agreed that, from March 2, 2006 through the acquisition of a target business, it will make available to us office space and certain general and administrative services, as we may require from time to time. We have agreed to pay Oracle Investment Management, Inc. $7,500 per month for these services. Mr. Feinberg, our Chairman, will benefit from this transaction as a result of his interest in Oracle Investment Management, Inc. However, this arrangement is solely for our benefit and is not intended to provide Mr. Feinberg with compensation in lieu of a salary. We believe, based on rents and fees for similar services in the area surrounding our offices in the Greenwich, Connecticut area, that the fee charged by Oracle Investment Management, Inc. is at least as favorable as we could have obtained from an unaffiliated third party. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

•                  The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their stock. These interests include their shares of our common stock owned by them which are subject to an escrow agreement restricting their sale until March 2, 2009, reimbursement of expenses incurred on our behalf if we have insufficient funds for such reimbursement, other than funds maintained in the trust, and possible employment with a potential target business.

•                  If we were to make a deposit, down payment or fund a “no-shop” provision in connection with a potential business combination, we may have insufficient funds outside of the trust to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, our directors, officers or special advisors may have to incur such expenses in order to proceed with the proposed business combination. As part of any such combination, such directors, officers or special advisors may negotiate the repayment of some or all of any such expenses, with or without interest or other compensation, which if not agreed to by our management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

•                  If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•                  the corporation could financially undertake the opportunity;

•                  the opportunity is within the corporation’s line of business; and

•                  it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to other entities. For example, Messrs. Feinberg and Liffmann have pre-existing fiduciary and contractual obligations that arise as a result of their involvement with Oracle Investment Management, Inc. and its affiliates. In particular, the pre-existing fiduciary obligations of Messrs. Feinberg and Liffmann might include, but are not limited to, their obligations to present business opportunities in the healthcare industry and other appropriate opportunities to Oracle Investment Management, Inc. or any companies in which they serve as members of the board of directors. Likewise, each of our directors has, or may come to have, other fiduciary obligations to those companies on whose board of directors they sit. To the extent that they identify business opportunities that may be suitable for companies on whose board of directors they sit, they will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that otherwise may be attractive to us unless the other companies have declined to accept such opportunities. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity which, under the above-listed Delaware criteria, should be presented to us. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of our officers and directors has agreed in principle, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any fiduciary obligations arising from a fiduciary relationship established prior to the establishment of a fiduciary relationship with us.

Our existing stockholders, officers and directors have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in or following our initial public offering. In addition, in connection with any vote required for our initial business combination, all of our existing stockholders, including several of our directors, have agreed to vote the shares of common stock then owned by them, including any shares of common stock purchased in or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders, officers and directors. As a result, our existing stockholders, officers and directors will not have any of the conversion rights attributable to their shares in the event that a business combination transaction is approved by a majority of our public stockholders other than the existing stockholders, officers and directors.

Messrs. Feinberg and Liffmann each loaned $50,000 to us for the payment of offering expenses. Each loan was non-interest bearing and was repaid on March 8, 2006. Each loan was repaid out of the proceeds of our initial public offering used to pay expenses related to our initial public offering.

No compensation or fees of any kind, including finders and consulting fees, will be paid to any of our existing stockholders, officers or directors or any of their affiliates for services rendered prior to or in connection with a business combination, other than the payment of $7,500 per month to Oracle Investment Management, Inc., an affiliated third party of which Mr. Feinberg (our Chairman) is the President and sole stockholder, for general and administrative services rendered to us prior to or in connection with the business combination. However, our officers, directors and existing stockholders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying a potential target operating business and performing diligence on a suitable business combination. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. We have not reserved any specific amount for such payments, which may have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, since the role of present management after a business combination is uncertain, we have no ability to determine if any remuneration will be paid to those persons after the consummation of a business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including any loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. Moreover, it is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. We will not enter into a transaction with an affiliated party unless the terms of such transaction are on terms no less favorable to us than would exist between us and an unaffiliated third party in an arm’s length transaction.

Item 11.                            Executive Compensation

None of our executive officers or directors has received any cash compensation for services rendered. Commencing on March 2, 2006 through the acquisition of a target business, we will pay Oracle Investment Management, Inc., an affiliated third party of which Mr. Feinberg (our Chairman) is the President and the sole stockholder, approximately $7,500 per month for office space and certain additional general and administrative services.  We believe that, based on rents and fees for similar services in the area surrounding our offices in Greenwich, Connecticut, the fee charged by Oracle Investment Management, Inc. is at least as favorable as we could have obtained from an unaffiliated third party. This arrangement was agreed to by Oracle Investment Management, Inc. for our benefit and is not intended to provide Mr. Feinberg with compensation in lieu of his salary.  During 2006, approximately $74,758 was incurred under this arrangement. No other executive officer or director has an interest in Oracle Investment Management, Inc. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered, including attendance at Board of Directors meetings, prior to or in connection with a business combination.  However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed

“independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. We have not reserved any specific amount for such payments, which may have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf. In addition, since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a business combination.  While the role of present management after a business combination is uncertain, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Form 8-K, as required by the SEC.

Compensation Committee Interlocks and Insider Participation

Because none of our officers or directors presently receive compensation for their service rendered to us, we do not presently have a compensation committee.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2007, by:

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                  each of our officers and directors; and

•                  all our officers and directors as a group.

As of March 23, 2007, we had 18,750,000 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the founding director warrants as these warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Larry N. Feinberg(2)(3)	2,374,999	12.7%
LNF OHAC LLC(4)	937,500	5.0%
Oracle Healthcare Holding LLC(4)	1,437,499	7.7%
Joel D. Liffmann(2) (5)	937,500	5.0%
JDL OHAC LLC(6)	937,380	5.0%
Mark A. Radzik(7)	375,000	2.0%
Granite Creek Partners, L.L.C.(8)	375,000	2.0%
George W. Bickerstaff, III(2)	62,501	*
Kevin C. Johnson(2)	0	—

Per G. H. Lofberg(2)	0	—
Sapling, LLC(9) 535 Fifth Avenue New York, NY 10017	3,356,104	12.5%
Adage Capital Partners GP, L.L.C.(10) 200 Clarendon Street, 52nd Floor Boston, MA 02116	987,500	5.3%
The Baupost Group, L.L.C.(11) 10 St. James Avenue, Suite 2000 Boston, MA 02116	1,456,300	7.77%
Jonathan Glaser(12) 11601 Wilshire Blvd, Suite 2180 Los Angeles, CA 90025	1,461,300	7.8%
All directors and executive officers as a group (six individuals)	3,750,000	20.0%

*                                         Less than 1%.

(1)                                  Unless otherwise noted in the footnotes below, the business address of each of the individuals and entities is 200 Greenwich Avenue, 3rd Floor, Greenwich, Connecticut 06830.

(2)                                  Each of the noted individuals is a director.

(3)                                  Mr. Feinberg is the Chairman of our board of directors.  Includes 937,500 and 1,437,499 shares held by LNF OHAC LLC and Oracle Healthcare Holding LLC, respectively. See footnote (4) below.

(4)                                  LNF OHAC LLC and Oracle Healthcare Holding LLC are managed by Larry N. Feinberg, as the managing member. Larry N. Feinberg may be deemed to be the beneficial owner of the shares of common stock held by LNF OHAC LLC and Oracle Healthcare Holding LLC.

(5)                                  Includes 937,380 shares held by JDL OHAC LLC. See footnote (6) below.

(6)                                  JDL OHAC LLC is managed by Joel D. Liffmann, as the managing member. Joel D. Liffmann may be deemed to beneficially own the shares owned by JDL OHAC LLC.

(7)                                  Includes 375,000 shares held by Granite Creek Partners, L.L.C. See footnote (8) below.

(8)                                  Mark A. Radzik, our chief financial officer and secretary, is a managing member of Granite Creek Partners, L.L.C. Mark A. Radzik may be deemed to beneficially own the shares owned by Granite Creek Partners, L.L.C.

(9)                                  Information based on Schedule 13G filed by Sapling, LLC on March 29, 2006. Includes shares owned by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Fir Tree Value Master Fund, LP is the sole member of Sapling, LLC and Fir Tree, Inc. Fir Tree, Inc. is the investment manager to both Sapling, LLC and Fir Tree Recovery Master Fund,

L.P. Sapling, LLC and Fir Tree Recovery Master Fund, L.P. are deemed beneficial owners of 3,356,104 shares of common stock.

 (10)                         Information based on Schedule 13G filed by Adage Capital Partners, LP, Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Philip Gross and Robert Atchinson on October 16, 2006. Each are deemed to beneficially own 987,500 shares of common stock.

(11)                          Information based on Schedule 13G filed by The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman on February 13, 2007. SAK Corporation is the Manager of The Baupost Group, L.L.C. and Seth A. Klarman is the sole director of SAK Corporation and controlling person of The Baupost Group, L.L.C.

(12)                            Information based on Schedule 13G filed by Jonathan Glaser, JMG Capital Management, Inc., JMG Capital Management, LLC, Daniel Albert David, Roger Richter, Pacific Assets Management, LLC and Pacific Capital Management, Inc. on February 14, 2007. As disclosed in such Schedule 13G, JMG Capital Management, LLC and Pacific Assets Management, LLC are investment advisors. Mr. Glaser is the control person of JMG Capital Management, Inc. and JMG Capital Management, LLC. Mr. Glaser, Mr. David and Mr. Richter are control persons of Pacific Assets Management, LLC and Pacific Capital Management, Inc.

All of the shares of our common stock outstanding immediately prior to the date of our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•                  March 2, 2009;

•                  our liquidation; and

•                  the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating our initial business combination with a target business as outlined above.

During the escrow period, the holders of the shares held in escrow will not be able to sell or transfer their shares of common stock (except to their spouses and children, or trusts established for their benefit), but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock (subject to their agreement to vote all of their shares of common stock, including any shares of common stock purchased in or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders, officers and directors) and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and are forced to liquidate, none of our existing stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them immediately prior to our initial public offering.

Immediately prior to the consummation of our initial public offering, Messrs. Feinberg and Liffmann each purchased in a private placement 416,667 warrants from us, a combined total of 833,334 warrants, at a price of $1.20 per warrant, for an aggregate purchase price of approximately $1,000,000. These warrants, which we refer to collectively as the founding director warrants, may not be sold or transferred by Messrs. Feinberg and Liffmann, until the completion of our initial business combination, except in certain limited circumstances, such as by will in the event of their death, with the transferees receiving such warrants subject to the same restrictions imposed upon Messrs. Feinberg and Liffmann with respect to such warrants. The approximately $1,000,000 in proceeds from the sale of the founding director warrants is held outside of the trust account and comprises our entire working capital. The founding director warrants will expire worthless if we do not complete a business combination.  The founding director warrants and underlying shares of common stock are entitled to registration rights.

The founding director warrants purchased by Messrs. Feinberg and Liffmann are expected to align the interests of Messrs. Feinberg and Liffmann, our founding directors, more closely with those of the public stockholders and warrant holders by placing more of our founding directors’ capital at risk. Purchases of founding director warrants also demonstrate confidence in our ultimate ability to effect a business combination because the founding director warrants, which cannot be transferred prior to the consummation of our initial business combination except in limited circumstances, will expire worthless if we are unable to consummate a business combination and are forced to liquidate.

Each of our existing stockholders, officers and directors have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock owned by them immediately prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering.

In addition, in connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them, including any shares of common stock purchased in or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders, officers and directors.

Item 13.                            Certain Relationships and Related Transactions

We sold a total of 3,125,000 shares of our common stock to Mr. Liffmann and the other stockholders on September 1, 2005 and September 22, 2005, respectively, in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Such shares were sold to individuals or entities who were each accredited investors (as defined in Rule 501(a) of the Securities Act of 1933) in reliance on the fact that the common stock was offered and sold in transactions not involving a public offering.  In February 2006, our board of directors approved a six-for-five stock split to all shareholders of record on February 16, 2006. The table below has been adjusted to reflect the six-for-five stock split.  The shares issued to the individuals and entities above were sold for an aggregate offering price of $31,250 at a purchase price of $0.01 per share, or $0.0083 per share on a split adjusted basis. No underwriting discounts or commissions were paid with respect to such sales.

Stockholders	Number of Shares(1)
LNF OHAC LLC(2)	937,500
Oracle Healthcare Holding LLC(2)	1,437,499
Joel D. Liffmann(3)	120
JDL OHAC LLC(3)	937,380
Granite Creek Partners, L.L.C.(4)	375,000
George W. Bickerstaff, III(5)	62,501
Total:	3,750,000

(1)                                  Table gives effect to the six-for-five stock split that occurred on February 16, 2006.

(2)                                  Mr. Feinberg, our Chairman, is the managing member of each of LNF OHAC LLC and Oracle Healthcare Holding LLC and may be deemed to beneficially own the shares owned by them. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, LNF OHAC LLC and Oracle Healthcare Holding LLC each purchased 781,250 and 1,197,916 shares of our common stock, respectively, on September 22, 2005.

(3)                                  Mr. Liffmann, our President and Chief Operating Officer, is the managing member of JDL OHAC LLC and may be deemed to beneficially own the shares owned by it. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, Mr. Liffmann acquired 100 shares of our common stock on September 1, 2005. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, JDL OHAC LLC acquired 781,150 shares of our common stock on September 22, 2005.

(4)                                  Mr. Radzik, our Chief Financial Officer and Secretary, is a managing member of Granite Creek Partners, L.L.C. and may be deemed to beneficially own the shares owned by it. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, Granite Creek Partners, L.L.C. acquired 312,500 shares of our common stock on September 22, 2005.

(5)                                  Without giving effect to the six-for-five stock split that occurred on February 16, 2006, Mr. Bickerstaff acquired 52,084 shares of our common stock on September 22, 2005.

On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. We refer to these warrants as founding director warrants.  Such warrants were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.  Such warrants were sold to Messrs. Feinberg and Liffmann, each of whom is an accredited investor (as defined in Rule 501(a) of the Securities Act of 1933) in reliance upon the fact that the warrants were offered and sold in a transaction not involving a public offering.  Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 2, 2007 or (b) the completion of a business combination with a target business or the distribution of the trust account. The warrants expire on March 2, 2010. The warrants are redeemable by us at a price of $0.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The founding director warrants purchased by Messrs. Feinberg and Liffmann are expected to align the interests of Messrs. Feinberg and Liffmann, our founding directors, more closely with those of the public stockholders and warrant holders by placing more of our founding directors’ capital at risk. Purchases of founding director warrants also demonstrate confidence in our ultimate ability to effect a business combination because the founding director warrants, which cannot be transferred prior to the consummation of our initial business combination except in limited circumstances, will expire worthless if we are unable to consummate a business combination and are forced to liquidate.

Warrant Holders	Number of Warrants
Joel D. Liffmann	416,667
Larry N. Feinberg	416,667
Total:	833,334

The holders of the 3,750,000 shares discussed above, together with the holders of the 833,334 founding director warrants (or the shares of common stock obtained upon the exercise of the founding director warrants), are entitled to registration rights pursuant to an agreement, dated March 2, 2006. The holders of the majority of, collectively, the 3,750,000 shares of common stock and the 833,334 founding director warrants (assuming, solely for the purpose of calculating a majority, that all of the founding director warrants have been exercised for shares of common stock), are entitled to make up to two demands that we register such common stock or founding director warrants, as the case may be. The holders can elect to exercise these registration rights at any time after the date on which the escrow period expires. In addition, these holders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have granted CRT Capital Group LLC, the representative to the underwriters in our initial public offering, a right of first refusal to perform all investment banking services for us, including in connection with possible business combinations and public and private offerings of securities, through the later of (i) one year from the closing of our initial business combination, if any, and (ii) March 8, 2008.  George Bickerstaff, III, one of our directors, is a managing director of CRT Capital Group LLC.

In September 2005, Messrs. Feinberg and Liffmann each loaned $50,000 to us for the payment of expenses related to our initial public offering. Each note was non-interest bearing and was repaid on March 8, 2006.

Oracle Investment Management, Inc., an affiliate of Mr. Feinberg, has agreed that, from March 2, 2006 through the acquisition of a target business, it will make available to us office space and certain general and administrative services, as we may require from time to time. We have agreed to pay Oracle Investment Management, Inc. $7,500 per month for these services. Mr. Feinberg, our Chairman, will benefit from this transaction as a result of his interest in Oracle Investment Management, Inc. However, this arrangement is solely for our benefit and is not intended to provide Mr. Feinberg with compensation in lieu of a salary. We believe, based on rents and fees for similar services in the area surrounding our offices in the Greenwich, Connecticut area, that the fee charged by Oracle Investment Management, Inc. is at least as favorable as we could have obtained from an unaffiliated third party. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.  Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered, including attendance at Board of Directors meetings, prior to or in connection with a business combination. However, our officers, directors and existing stockholders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying a potential target operating business and performing diligence on a suitable business combination. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. We have not reserved any specific amount for such payments, which may have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, since the role of present management after a business combination is uncertain, we have no ability to determine if any remuneration will be paid to those persons after the consummation of a business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including any loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. Moreover, it is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. We will not enter into a transaction with an affiliated party unless the terms of such transaction are on terms no less favorable to us than would exist between us and an unaffiliated third party in an arms length transaction.

After a business combination, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including any loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. Moreover, it is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. We will not enter into a transaction with an affiliated party unless the terms of such transaction are on terms no less favorable to us than would exist between us and an unaffiliated third party in an arm’s length transaction.

Item 14.                            Principal Accountant Fees and Services

Description of Professional Services

Audit Fees. The aggregate fees for professional services rendered by Rothstein Kass & Company, P.C., our independent auditors, for the audit of the Company’s financial statements for fiscal year 2006, which include fees related to our initial public offering and related audits and the 2006 year end audit were approximately $100,000.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by Rothstein Kass & Company, P.C.

Tax Fees. There were no fees paid for tax compliance, tax planning and tax advice rendered by Rothstein Kass & Company, P.C. for the fiscal year ended December 31, 2006.

All Other Fees. There were no fees paid to Rothstein Kass & Company P.C. for services other than audit services, audit-related services, tax compliance, tax planning, and tax advice rendered by Rothstein Kass & Company, P.C. for the fiscal year ended December 31, 2006.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report

(1)  Financial Statements: The financial statements as set forth under Item 8 of this 10-K

(2)  Financial Statement Schedules: Not applicable.

(3)  Index to Exhibits:

Exhibit No.	Description
1.1	Form of Underwriting Agreement*
3.1	Amended and Restated Certificate of Incorporation*
3.2	Amended and Restated Bylaws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*
10.1	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and each of the existing stockholders*
10.1.1	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Larry N. Feinberg*
10.1.2	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and LNF OHAC LLC*
10.1.3	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Oracle Healthcare Holding LLC*
10.1.4	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Joel D. Liffmann*
10.1.5	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and JDL OHAC LLC*
10.1.6	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Mark A. Radzik*
10.1.7	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Granite Creek Partners, L.L.C.*
10.1.8	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and George W. Bickerstaff, III*
10.1.9	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Kevin C. Johnson*
10.1.10	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Per G. H. Lofberg*
10.2	Form of Escrow Agreement between Continental Stock Transfer & Trust Company and each of the existing stockholders*
10.3	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company*
10.4	Promissory Note issued by the Registrant to Larry N. Feinberg*
10.5	Promissory Note issued by the Registrant to Joel D. Liffmann*
10.6	Form of Registration Rights Agreement among the Registrant and each of the existing stockholders*
10.7	Form of Founding Director Warrant Purchase Agreement among the Registrant and Messrs. Larry N. Feinberg and Joel D. Liffmann*
10.8	Office Service Agreement between the Registrant and Oracle Investment Management, Inc.*
10.9	Transfer Agent and Registrar Agreement between the Registrant and Continental Stock Transfer & Trust Company*
31	Rule 13a-14(a)/15(d)-14(c) Certifications+
32	Section 1350 Certifications+

+              Filed herewith

*                                         Incorporated by reference to exhibits of the same number filed with the Registrant’s  Registration Statement on Form S-1 or amendments thereto (File No. 333-128748)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26 day of March, 2007.

ORACLE HEALTHCARE ACQUISITION CORP.

By:	/s/ Joel D. Liffmann
Joel D. Liffmann
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

/s/ Joel D. Liffmann	President and Chief Operating Officer	March 26, 2007
Joel D. Liffmann	(Principal Executive Officer)

/s/ Larry N. Feinberg	Chairman of the Board of Directors	March 26, 2007
Larry N. Feinberg

/s/ Mark A. Radzik	Chief Financial Officer	March 26, 2007
Mark A. Radzik	(Principal Financial and Accounting Officer)

/s/ George W. Bickerstaff, III	Director	March 26, 2007
George W. Bickerstaff, III

/s/ Kevin C. Johnson	Director	March 26, 2007
Kevin C. Johnson

/s/ Per G. H. Lofberg	Director	March 26, 2007
Per G. H. Lofberg

ORACLE HEALTHCARE ACQUISITION CORP.

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Oracle Healthcare Acquisition Corp.

We have audited the accompanying balance sheet of Oracle Healthcare Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from September 1, 2005 (Inception) through December 31, 2005, January 1, 2006 through December 31, 2006 and the period from September 1, 2005 (Inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the period from September 1, 2005 (Inception) through December 31, 2005, January 1, 2006 through December 31, 2006 and the period from September 1, 2005 (Inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Oracle Healthcare Acquisition Corp. will continue as a going concern. As discussed in Note A to the financial statements, Oracle Healthcare Acquisition Corp. will face a mandatory liquidation if a business combination is not consummated by September 8, 2007, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 26, 2007

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEET

December 31,
2006

ASSETS
Current assets
Cash and cash equivalents	$553,441

Other assets
Cash held in trust account	116,628,857
Total assets	$117,182,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$250
Warrant liability	15,516,667
Deferred underwriter’s fee	1,920,000

Total current liabilities	$17,436,917

Common stock, subject to possible conversion, 2,999,999 shares at conversion value plus interest income of $630,803 (net of taxes)	23,340,795

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued and outstanding
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 18,750,000 shares (which includes 2,999,999 shares subject to possible conversion)	1,875
Additional paid-in capital	70,115,699
Earnings accumlated during the development stage	6,287,012
Total stockholders’ equity	76,404,586
Total liabilities and stockholders’ equity	$117,182,298

See accompanying notes to financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

 STATEMENT OF OPERATIONS

	January 1, 2006	September 1, 2005	September 1, 2005
	to	(inception) to	(inception) to
	December 31, 2006	December 31, 2005	December 31, 2006

Interest income, net	$4,792,743	$749	$4,793,492
Unrealized gain from warrant liability	4,275,001		4,275,001
Formation and operating costs	513,158	375	513,533
Income before taxes	8,554,586	374	8,554,960

Income taxes	(1,637,145)		(1,637,145)

Net income	$6,917,441	$374	$6,917,815

Interest income attributable to common stock subject to possible conversion	630,803		630,803

Net income allocable to common stockholders not subject to possible conversion	$6,286,638	$374	$6,287,012

Weighted average shares outstanding:
Basic	16,004,098	3,750,000	12,940,574
Diluted	19,031,708	3,750,000	14,810,001
Net income per share, basic	$0.43	$0.00	$0.54
Net income per share, diluted	$0.36	$0.00	$0.47

See accompanying notes to financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balances—September 1, 2005 (inception)	—	$—	$—	$—	$—
Issuance of common stock to existing stockholders	3,750,000	375	30,875		31,250
Balances—December 31, 2005	3,750,000	$375	$30,875	$—	$31,250
Issuance of warrants in private placement			1,000,000		1,000,000
Sale of 15,000,000 units on March 8, 2006 at a price of $8 per unit, net of underwriter’s discount and offering expenses (including 2,999,999 shares subject to possible conversion)	15,000,000	1,500	111,586,484		111,587,984
Proceeds subject to possible conversion of 2,999,999 shares			(22,709,992)		(22,709,992)
Warrant liability			(19,791,668)		(19,791,668)
Net income allocable to common stockholders not subject to possible conversion				6,287,012	6,287,012
Balances—December 31, 2006	18,750,000	$1,875	$70,115,699	$6,287,012	$76,404,586

See accompanying notes to financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

		September 1, 2005	September 1, 2005
	January 1, 2006	(inception) to	(inception) to
	to December 31, 2006	December 31, 2005	December 31, 2006

Cash flows from operating activities:
Net income	$6,917,441	$374	$6,917,815
Adjustments to reconcile net income to net cash provided by operations:
Gain from warrant liability	(4,275,001)		(4,275,001)
Changes in operating liability:
Accrued expenses		250	250

Net cash provided by operating activities	2,642,440	624	2,643,064
Net cash used in investing activity:
Cash held in trust account	(116,628,857)		(116,628,857)

Cash flows from financing activities:
Proceeds from notes payable		100,000	100,000
Proceeds from issuance of common stock to founding stockholders		31,250	31,250
Gross proceeds of public offering	120,000,000		120,000,000
Proceeds from issuance of warrants in private placement	1,000,000		1,000,000
Repayment of notes payable to stockholders	(100,000)		(100,000)
Payments of offering costs	(6,431,462)	(60,554)	(6,492,016)
Net cash provided by financing activities	114,468,538	70,969	114,539,234
Net increase in cash	482,121	71,320	553,441
Cash, beginning of period	71,320
Cash, end of period	$553,441	$71,320	$553,441

Supplemental disclosure of non-cash financing activity:
Deferred underwriter’s fees	$1,920,000	$—	$1,920,000
Accrued offering costs	$—	$151,772	$151,772
Supplemental cash flow disclosures
Cash paid for taxes	$1,637,145	$—	$1,637,145

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS

Oracle Healthcare Acquisition Corp. (the “Company”) was incorporated in Delaware on September 1, 2005. The Company was formed to acquire an operating business in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated revenues to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on March 2, 2006. The Company consummated the Offering on March 8, 2006 and received net proceeds of approximately $113,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the healthcare industry (“Business Combination”). However, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately 94.5% of the gross proceeds, after payment of certain expenses related to the Offering and amounts paid to the underwriters, was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account will be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below. On March 2, 2006, immediately prior to the Offering, two stockholders purchased in a private placement 416,667 Warrants (as defined below), for a combined total of 833,334 Warrants, at a price of $1.20 per Warrant (an aggregate purchase price of approximately $1,000,000) directly from the Company and not as part of the Offering. The proceeds from the sale of these Warrants may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the trust account (including the additional 2% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combinations is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company, have agreed to vote all of the shares of common stock held by them, including any shares of common stock purchased in or following the Offering, in accordance with the vote of the majority of all other stockholders of the Company, other than the existing stockholders, officers and directors, with respect to any Business Combination.

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

[2] Warrant liability:

The Company has outstanding Warrants pursuant to the terms of a Warrant Agreement, dated March 2, 2006 (the “Warrant Agreement”), which provides for the Company to register the shares underlying the Warrants but is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the Warrant holders upon Warrant exercise. Under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), registration of the common stock underlying the Company’s Warrants is assumed to be not within the Company’s control. As a result, the Company must assume that it could be required to settle the Warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the Warrants, with any changes being recorded through the Company’s statement of operations. The potential settlement obligation related to the Warrants will continue to be reported as a liability until such time that the Warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the Warrant Agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the Warrants.

[3] Income per common share:

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

[4] Use of estimates:

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

[5] Income tax:

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

[6] Recently issued accounting standards:

On July 13, 2006, FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions nor deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact on the financial statements has not yet been determined.  In addition, in September 2006, the Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), was issued and is effective for fiscal years beginning after November 15,2007. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Management is currently evaluating the impact the adoption of SFAS 157 will have on the Company’s financial statements and their disclosures and its impact has not yet been determined.

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

NOTE D—INCOME TAXES

The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s net income before taxes.  The effective tax rate was 19% for the period September 1, 2005 (date of inception) to December 31, 2006.

Components of the provision for income taxes are as follows:

Current
Federal	$1,322,000
State	315,145
Total current	$1,637,145

The effective income tax rate differs from the statutory rate of 34% principally due to the effect of state income taxes.  There is also a permanent difference due to the unrealized gain on the warrant liability.

Income tax expense for the twelve months ended December 31, 2006 and the period from September 1, 2005 (inception) to December 31, 2006 was approximately $1,600,000, respectively.  The expense is for current federal and state income taxes.

NOTE E—RELATED PARTY TRANSACTIONS

[1] The Company issued two $50,000 unsecured promissory notes to related parties, Joel D. Liffmann and Larry N. Feinberg, on September 22, 2005. Each note was non-interest bearing and was repaid on March 8, 2006.

[2] The Company presently occupies office space provided by an affiliate of certain of the founding stockholders. Such affiliate has agreed that, until the acquisition of a Business Combination by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on March 2, 2006.  Upon completion of a Business Combination or our liquidation, the Company will no longer be required to pay these monthly fees.

[3] On March 2, 2006, immediately prior to the Offering, two stockholders purchased in a private placement 416,667 Warrants, for a combined total of 833,334 Warrants, at a price of $1.20 per Warrant (an aggregate purchase price of approximately $1,000,000) directly from the Company and not as part of the Offering.  The Warrants are identical to the Warrants issued with the Units in the Offering except that the Warrants will not be transferable or salable by the purchasers until such time as the Company has completed a Business Combination.

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