Form 10-Q
period 2007-03-31
Oracle Healthcare Acquisition Corp.
filed 2007-05-11
CIK 1338648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 11, 2007, 18,750,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

ORACLE HEALTHCARE ACQUISITION CORP.

PART I.

Item 1. Condensed Financial Statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$558,218	$553,441

Other assets	117,967,530	116,628,857
Cash held in trust account
Total assets	$118,525,748	$117,182,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$340,250	$250
Warrant liability	13,616,667	15,516,667
Accrued taxes	605,000
Deferred underwriter’s fee	1,920,000	1,920,000

Total current liabilities	16,481,917	17,436,917

Common stock, subject to possible conversion, 2,999,999 shares at conversion value plus interest income (net of taxes) of $778,419 and 630,803, respectively	23,488,411	23,340,795

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued and outstanding
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 18,750,000 shares (which 2,999,999 shares subject to possible conversion)	1,875	1,875
Additional paid-in capital	70,115,699	70,115,699
Retained earnings during the development stage	8,437,846	6,287,012
Total stockholders’ equity	78,555,420	76,404,586
Total liabilities and stockholders’ equity	$118,525,748	$117,182,298

See accompanying notes to financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	January 1, 2007	September 1, 2005	January 1, 2006
	To	(inception) to	To
	March 31, 2007	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Interest income, net	$1,511,105	$6,304,597	$341,209
Unrealized gain (loss) from warrant liability	1,900,000	6,175,001	(4,750,000)
Formation and operating costs	340,000	853,533	138,849
Income (loss) before taxes	3,071,105	11,626,065	(4,547,640)

Income taxes	(772,655)	(2,409,800)

Net income (loss)	$2,298,450	$9,216,265	$(4,547,640)

Interest income attributable to common stock subject to possible conversion (net of taxes)	147,616	778,419	69,380

Net income (loss) allocable to common stockholders not subject to possible conversion	$2,150,834	$8,437,846	$(4,617,020)

Weighted average shares outstanding:
Basic	18,750,000	13,845,156	7,706,044
Diluted	22,089,982	15,915,155	7,706,044
Net income (loss) per share, basic	$.12	$.67	$(0.59)
Net income (loss) per share, diluted	$.10	$.58	$(0.59)

See accompanying notes to financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	January 1,	September 1, 2005	January 1,
	2007 to	(inception) to	2006 to
	March 31, 2007	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,298,450	$9,216,265	$(4,547,640)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Warrant liability	(1,900,000)	(6,175,001)	4,750,000
Accrued expenses	340,000	340,250
Accrued taxes	605,000	605,000

Net cash provided by operating activities	1,343,450	3,986,514	202,360
Net cash used in investing activity:
Cash held in trust account	(1,338,673)	(117,967,530)	(113,838,413)

Cash flows from financing activities:
Proceeds from note payable		100,000
Proceeds from issuance of common stock to existing stockholders		31,250
Gross proceeds of public offering		120,000,000	120,000,000
Proceeds from issuance of warrants in private placement		1,000,000	1,000,000
Repayment of notes payable to stockholders		(100,000)	(100,000)
Payments of deferred offering costs		(6,492,016)	(6,431,462)
Net cash provided by financing activities	—	114,539,234	114,468,538
Net increase in cash	4,777	558,218	832,485
Cash, beginning of period	553,441	—	71,320
Cash, end of period	$558,218	$558,218	$903,805

Supplemental disclosure of non-cash financing activity:
Deferred underwriter’s fees	$1,920,000	$1,920,000	$1,920,000
Supplemental cash flow disclosures:
Cash paid for taxes	$167,655	$1,804,800
Offering costs		$151,772

See accompanying notes to financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2007 and the financial results for the three months ended March 31, 2006 and 2007, and the period September 1, 2005 (inception) to March 31, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Regulation S-X.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2007.

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS

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

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note D) was declared effective on March 2, 2006. The Company consummated the Offering on March 8, 2006 and received net proceeds of approximately $113,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the healthcare industry (“Business Combination”). However, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, approximately 94.5% of the gross proceeds, after payment of certain expenses related to the Offering and amounts paid to the underwriters, was placed in a trust account at Lehman Brothers, Inc., maintained by Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). The proceeds held in the Trust Account will be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below. On March 2, 2006, immediately prior to the Offering, two stockholders purchased in a private placement 416,667 Warrants (as defined below), for a combined total of 833,334 Warrants, at a price of $1.20 per Warrant (an aggregate purchase price of approximately $1,000,000) directly from the Company and not as part of the Offering. The proceeds from the sale of these Warrants may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the trust account (including the additional 2% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a

Business Combination), including any interest earned (net of taxes payable) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combinations is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company, have agreed to vote all of the shares of common stock held by them, including any shares of common stock purchased in or following the Offering, in accordance with the vote of the majority of all other stockholders of the Company, other than the existing stockholders, officers and directors, with respect to any Business Combination.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

[6] Recently issued accounting standards:

On July 13, 2006, FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. The Company feels that there are no uncertain tax positions being taken. In addition, in September 2006, the Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), was issued and is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Management is currently evaluating the impact the adoption of SFAS 157 will have on the Company’s financial statements and their disclosures and its impact has not yet been determined.

[7] Cash and cash equivalents:

The Company considers all highly liquid investments purchased within an original maturity of three months or less to be cash equivalents.

NOTE D–THE OFFERING

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

NOTE E–INCOME TAXES

Income tax expense for the three months ended March 31, 2007 and the period from September 1, 2005

(inception) to March 31, 2007 was approximately $773,000 and $2,410,000, respectively. The expense is for current federal and state income taxes.

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

For the three months ended March 31, 2007, we had net income of approximately $2,298,450, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account. For the period from September 1, 2005 (date of inception) through March 31, 2007, we had net income of approximately $9,216,265, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account.

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

Liquidity and Capital Resources

The net proceeds from our initial public offering, after deducting certain offering expenses of approximately $500,000, and an underwriting discount of $6,000,000, were approximately $113,500,000, all of which was placed into a trust account. On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. The proceeds from the sale of these warrants are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of March 31, 2007, we had $558,218 of proceeds available for such uses.

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

As of March 31, 2007, the proceeds in the trust account were invested in a money market fund. The average credit rating in the portfolio of the money market fund was Aaa/AAA, as rated by Moody’s and S&P.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief operating officer (principal executive officer) and our chief financial officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our chief operating officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 Certification of Chief Operating Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE HEALTHCARE ACQUISITION CORP.

Date: May 11, 2007	By:	/s/ Joel D. Liffmann
Joel D. Liffmann
President and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ Mark A. Radzik
Mark A. Radzik
Chief Financial Officer and Secretary (Principal
Financial and Accounting Officer)