Form 10-Q
period 2007-06-30
Oracle Healthcare Acquisition Corp.
filed 2007-08-13
CIK 1338648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 13, 2007, 18,750,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

ORACLE HEALTHCARE ACQUISITION CORP.

PART I.

Item 1. Financial Statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June, 30 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$204,966	$553,441
Prepaid assets	117,382
Total current assets	322,348	553,441
Other assets
Cash held in trust account	118,267,697	116,628,857
Total assets	$118,590,045	$117,182,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses	$250	$250
Warrant liability	12,508,334	15,516,667

Deferred underwriter’s fee	1,920,000	1,920,000

Total current liabilities	$14,428,584	$17,436,917

Common stock, subject to possible conversion, 2,999,999 shares at conversion value plus interest income (net of taxes) of $983,869 and 630,803, respectively	23,693,861	23,340,795

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued and outstanding
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 18,750,000 shares (which 2,999,999 shares subject to possible conversion)	1,875	1,875
Additional paid-in capital	70,115,699	70,115,699
Retained earnings during the development stage	10,350,026	6,287,012
Total stockholders’ equity	80,467,600	76,404,586
Total liabilities and stockholders’ equity	$118,590,045	$117,182,298

See accompanying notes to financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	April 1, 2007 to June 30, 2007	April 1, 2006 to June 30, 2006	January 1, 2007 to June 30, 2007	January 1, 2006 to June 30, 2006	September 1, 2005 (inception) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income	$1,535,382	$1,389,767	$3,046,487	$1,730,976	$7,839,980
Unrealized gain from warrant liability	1,108,333	5,066,667	3,008,333	316,667	7,283,334
Formation and operating costs	98,915	(276,917)	(241,085)	(415,766)	(754,619)
Income before income taxes	2,742,630	6,179,517	5,813,735	1,631,877	14,368,695

Income taxes	(625,000)	(596,145)	(1,397,655)	(596,145)	(3,034,800)

Net income	$2,117,630	$5,583,372	$4,416,080	$1,035,732	$11,333,895

Interest income attributable tocommon stock subject to possible conversion (net of taxes)	205,450	157,016	353,066	226,396	983,869

Net income allocable to common stockholders not subject to possible conversion	$1,912,180	$5,426,356	$4,063,014	$809,336	$10,350,026

Weighted average shares outstanding:
Basic	18,750,000	18,750,000	18,750,000	13,250,000	14,512,332
Diluted	22,191,662	21,897,634	22,141,311	15,284,912	16,794,458
Net income per share, basic	$0.11	$0.30	$0.24	$0.08	$0.78
Net income per share, diluted	$0.10	$0.26	$0.20	$0.07	$0.68

See accompanying notes to financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	January 1, 2007	January 1, 2006	September 1, 2005
	to	to	(inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,416,080	$1,035,732	$11,333,895
Warrant liability	(3,008,333)	(316,667)	(7,283,334)
Adjustments to reconcile net income to net cashprovided by operations:
Prepaid assets	(117,382)		(117,382)
Accrued expenses	—		250
Accrued taxes	—	596,145	—

Net cash provided by operating activities	1,290,365	1,315,210	3,933,429
Net cash used in investing activity:
Cash held in trust account	(1,638,840)	(115,220,030)	(118,267,697)

Cash flows from financing activities:
Proceeds from note payable	—		100,000
Proceeds from issuance of common stock to existingstockholders	—		31,250
Gross proceeds of public offering	—	120,000,000	120,000,000
Proceeds from issuance of warrants in private placement	—	1,000,000	1,000,000
Repayment of notes payable to stockholders	—	(100,000)	(100,000)
Payments of deferred offering costs	—	(6,431,462)	(6,492,016)
Net cash provided by financing activities	$—	$114,468,538	$114,539,234
Net increase (decrease) in cash	(348,475)	563,718	204,966
Cash, beginning of period	553,441	71,320
Cash, end of period	$204,966	$635,038	$204,966

Supplemental disclosure of non-cash financing activity:
Deferred underwriter’s fees	$—	$1,920,000	$1,920,000
Supplemental cash flow disclosures:
Cash paid for taxes	$1,230,000	$596,145	$3,034,800
Offering costs	$—	$—	$151,772

See accompanying notes to financial statements

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2007 and the financial results for the three and six months ended June 30, 2006 and 2007, and the period September 1, 2005 (inception) to June 30, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Regulation S-X.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the three and six months ended June 30, 2007 and the period from September 1, 2005 (inception) to June 30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year.  These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2007.

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

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings.  Since the Offering was consummated on March 8, 2006, the above-mentioned 18-month period will end on September 8, 2007.  In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit (as defined below) in the Offering (assuming no value is attributed to the Warrants included in the Units sold in the Offering discussed in Note D).

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Common stock:

In February 2006, the Board of Directors of the Company approved a six-for-five stock split to all shareholders of record on February 16, 2006. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock split.

[2] Warrant liability:

The Company has outstanding Warrants pursuant to the terms of a Warrant Agreement, dated March 2, 2006 (the “Warrant Agreement”), which provides for the Company to register the shares underlying the Warrants but is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the Warrant holders upon Warrant exercise. Under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), registration of the common stock underlying the Company’s Warrants is assumed to be not within the Company’s control. As a result, the Company must assume that it could be required to settle the Warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the Warrants, with any changes being recorded through the Company’s statements of operations. The potential settlement obligation related to the Warrants will continue to be reported as a liability until such time that the Warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the Warrant Agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the Warrants.

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

[6] Recently issued accounting standards:

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

NOTE E—INCOME TAXES

Income tax expense for the three and six months ended June 30, 2007 and the period from September 1, 2005 (inception) to June 30, 2007 was $625,000, $1,397,655 and $3,034,800, respectively.  The expense is for current federal and state income taxes.

As of June 30, 2007, the deferred tax asset was approximately $302,000.  A valuation allowance for the full amount of the deferred tax asset has been established.  Management will reassess its position on the deferred tax asset at the end of the year.

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

For the three and six months ended June 30, 2007, we had net income of $2,117,630 and $4,416,080, respectively, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account. For the period from September 1, 2005 (date of inception) through June 30, 2007, we had net income of $11,333,895, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account.

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

Liquidity and Capital Resources

The net proceeds from our initial public offering, after deducting certain offering expenses of approximately $500,000, and an underwriting discount of $6,000,000, were approximately $113,500,000, all of which was placed into a trust account. On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. The proceeds from the sale of these warrants are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of June 30, 2007, we had $204,966 of proceeds available for such uses.

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

As of June 30, 2007, the proceeds in the trust account were invested in a money market fund. The average credit rating in the portfolio of the money market fund was Aaa/AAA, as rated by Moody’s and S&P.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief operating officer (principal executive officer) and our chief financial officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our chief operating officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ORACLE HEALTHCARE ACQUISITION CORP.

Date: August 13, 2007	By:	/s/ Joel D. Liffmann
Joel D. Liffmann
President and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ Mark A. Radzik
Mark A. Radzik
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)