Form 10-Q
period 2007-09-30
Oracle Healthcare Acquisition Corp.
filed 2007-11-14
CIK 1338648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 14, 2007, 18,750,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

ORACLE HEALTHCARE ACQUISITION CORP.

(a corporation in the development stage)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September, 30 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$53,696	$553,441
Deferred tax asset	365,000	—
Prepaid assets	117,382	—
Total current assets	536,078	553,441

Other assets
Cash held in trust account	119,191,930	116,628,857
Total assets	$119,728,008	$117,182,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses	$250	$250
Warrant liability	3,483,334	15,516,667
Deferred underwriter’s fee	1,920,000	1,920,000
Total current liabilities	$5,403,584	$17,436,917

Common stock, subject to possible conversion, 2,999,999 shares at conversion value plus interest income (net of taxes) of $1,169,087 and $630,803, respectively	23,879,079	23,340,795

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued and outstanding
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 18,750,000 shares (which 2,999,999 shares subject to possible conversion)	1,875	1,875
Additional paid-in capital	70,115,699	70,115,699
Retained earnings during the development stage	20,327,771	6,287,012
Total stockholders’ equity	90,445,345	76,404,586
Total liabilities and stockholders’ equity	$119,728,008	$117,182,298

The accompanying notes are an integral part of these condensed financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

					For the period
	For the three	For the three	For the nine	For the nine	September 1, 2005
	months ended	months ended	months ended	months ended	(inception) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

Interest income	$1,591,502	$1,522,892	$4,637,989	$3,253,868	$9,431,482
Unrealized gain from warrant liability	9,025,000	4,750,000	12,033,333	5,066,667	16,308,334
Formation and operating costs	(153,590)	(66,021)	(394,675)	(481,787)	(908,209)
Income before income taxes	10,462,912	6,206,871	16,276,647	7,838,748	24,831,607

Income taxes	(299,949)	(441,000)	(1,697,604)	(1,037,145)	(3,334,749)

Net income	$10,162,963	$5,765,871	$14,579,043	$6,801,603	$21,496,858

Interest income attributable to common stock subject to possible conversion (net of taxes)	185,218	216,639	538,284	443,035	1,169,087

Net income allocable to common stockholders not subject to possible conversion	$9,977,745	$5,549,232	$14,040,759	$6,358,568	$20,327,771

Weighted average shares outstanding:
Basic	18,750,000	18,750,000	18,750,000	15,082,117	15,024,639
Diluted	22,292,924	21,603,457	22,192,449	18,118,744	17,459,570
Net income per share, basic	$0.54	$0.31	$0.78	$0.45	$1.43
Net income per share, diluted	$0.46	$0.27	$0.66	$0.38	$1.23

The accompanying notes are an integral part of these condensed financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

			For the period
	For the nine	For the nine	September 1, 2005
	months ended	months ended	(inception) to
	September 30, 2007	September 30, 2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$14,579,043	$6,801,603	$21,496,858
Warrant liability	(12,033,333)	(5,066,667)	(16,308,334)
Adjustments to reconcile net income to net cash provided by operations:
Prepaid assets	(117,382)	—	(117,382)
Deferred tax asset	—	—	250
Accrued expenses	(365,000)	—	(365,000)
Accrued taxes	—	—	—

Net cash provided by operating activities	2,063,328	1,734,936	4,706,392

Net cash used in investing activity:
Cash held in trust account	(2,563,073)	(115,697,846)	(119,191,930)

Cash flows from financing activities:
Proceeds from note payable	—	—	100,000
Proceeds from issuance of common stock to existing stockholders	—	—	31,250
Gross proceeds from the issuance of common stock (public offering)	—	120,000,000	120,000,000
Proceeds from issuance of warrants in private placement	—	1,000,000	1,000,000
Repayment of notes payable to stockholders	—	(100,000)	(100,000)
Payments of deferred offering costs	—	(6,431,462)	(6,492,016)
Net cash provided by financing activities	$—	$114,468,538	$114,539,234
Net increase (decrease) in cash and equivalents	(499,745)	505,628	53,696
Cash and equivalents, beginning of period	553,441	71,320
Cash and equivalents, end of period	$53,696	$576,948	$53,696

Supplemental cash flow disclosures:
Cash paid for taxes	$2,062,604	$1,037,145	$3,699,749
Offering costs	$—	$—	$151,772
Supplemental disclosure of non-cash financing activity:
Deferred underwriter’s fees	$—	$1,920,000	$1,920,000

The accompanying notes are an integral part of these condensed financial statements

ORACLE HEALTHCARE ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Earnings Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balances—September 1, 2005 (date of inception)	—	—	—	—	—
Issuance of common stock to existing stockholders	3,750,000	$375	$30,875		$31,250
Balances-December 31,2005	3,750,000	$375	$30,875	—	$31,250
Issuance of warrants in private placement			$1,000,000		$1,000,000
Sale of 15,000,000 units on March 8, 2006 at a price of $8 per unit, net of underwriters’ discount and offering expenses (including 2,999,999 shares subject to possible conversion)	15,000,000	$1,500	$111,586,484		$111,587,984
Proceeds subject to possible conversion of 2,999,999 shares			$(22,709,992)		$(22,709,992)
Warrant Liability			$(19,791,668)		$(19,791,668)
Net income allocable to common stockholders not subject to possible conversion				$6,287,012	$6,287,012
Balances—December 31, 2006	18,750,000	$1,875	$70,115,699	$6,287,012	$76,404,586

Net income allocable to common stockholders not subject to possible conversion				$14,040,759	$14,040,759
Balances—September 30, 2007	18,750,000	$1,875	$70,115,699	$20,327,771	$90,445,345

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company (as defined below) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2007 and the financial results for the three and nine months ended September 30, 2006 and 2007, and the period September 1, 2005 (inception) to September 30, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Regulation S-X.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the three and nine months ended September 30, 2007 and for the period from September 1, 2005 (date of inception) to September 30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year.  These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2007.

NOTE B—ORGANIZATION AND BUSINESS OPERATIONS

Oracle Healthcare Acquisition Corp. (the “Company”) was incorporated in Delaware on September 1, 2005. The Company was formed to acquire an operating business in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated revenues to date, with the exception of interest income. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development stage Enterprises” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year-end.

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

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings. Since the Offering was consummated on March 8, 2006, the above-mentioned 18-month period was set to end on September 8, 2007 unless otherwise extended. In furtherance of the Company’s corporate purpose, on September 8, 2007, the Company entered into a letter of intent with a potential target business, thereby extending the deadline to consummate a business combination from September 8, 2007 to March 8, 2008. On October 17, 2007, the letter of intent with the potential target business was terminated. Pursuant to the provisions of the Company’s Amended and Restated Certificate of Incorporation, the Company will liquidate as promptly as practicable, unless negotiations in respect of this transaction are recommenced, and a business combination is consummated. However, there can be no assurance that the Company will be able to recommence negotiations with such potential target business or, if negotiations are recommenced, consummate a business combination in the time allotted.

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

[3] Income per common share:

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic income per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per common share and diluted income per common share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise.

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

[6] Recently issued accounting standards:

In September 2006, the Statement of Financial Accounting Standard (the “FASB”) issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, established a framework for measuring fair value in generally accepted accounting principles, expands disclosure about fair value measurements, and applies under other pronouncements that require or permit fair value measurements, SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its condensed interim financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of the Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its condensed interim financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing impact of SFAS 159 on its condensed interim financial statements.

In November, 2007, the Securities and Exchange Commission's issued Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 provides the Staff's views on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). SAB 109 revises the Staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 retains the Staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. SAB 109 revises and rescinds portions of SAB 105, "Application of Accounting Principles to Loan Commitments", which provided the views of the Staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is currently evaluation the potential impact, if any, that the adoption of SAB 109 will have on its condensed interim financial statements.

[7] Cash and cash equivalents:

The Company considers all highly liquid investments purchased within an original maturity of three months or less to be cash equivalents.

[8] Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

[9] Fair value of financial instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, approximates the carrying amounts represented in the balance sheet.

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

NOTE E—INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2007 and the period from September 1, 2005 (inception) to September 30, 2007 was approximately $300,000, $1,700,000 and $3,300,000, respectively. The expense is for current federal and state income taxes as well as deferred taxes.

The effective tax rate of (3%) for the three months ended September 30, 2007 and (10%) for the nine month period ended September 30, 2007, differs from the federal statutory tax rate of approximately 35% as a result of the gain on the warrant liability, which is a permanent difference, and the deferred tax asset.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. As of September 30, 2007, the Company has a deferred tax asset of approximately $365,000. As of December 31, 2006, the deferred tax asset was approximately $206,000 and had a full valuation allowance on it. Management has changed its position at September 30, 2007 and feels that the deferred tax asset will be fully utilized.

NOTE F—SUBSEQUENT EVENT

On October 22, 2007, the Company issued a press release and filed a Form 8-K with the Securities and Exchange Commission announcing that it had terminated the letter of intent with a company for a potential business combination, which was entered into on September 8, 2007. Pursuant to the provisions of the Company’s Amended and Restated Certificate of Incorporation, the Company will liquidate as promptly as practicable, unless negotiations in respect of this transaction are recommenced, and a business combination is consummated. However, there can be no assurance that the Company will be able to recommence negotiations with such potential target business or, if negotiations are recommenced, consummate a business combination in the time allotted.

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

To date, our efforts have been limited to organizational activities, completion of our initial public offering and the evaluation of possible business combinations. In furtherance of our corporate purpose, on September 8, 2007, we entered into a letter of intent with a potential target business, thereby extending the deadline to consummate a business combination from September 8, 2007 to March 8, 2008. On October 17, 2007, the letter of intent with the potential target business was terminated. We intended to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination. Pursuant to the provisions of our Amended and Restated Certificate of Incorporation, we will liquidate as promptly as practicable, unless negotiations in respect of this transaction are recommenced, and a business combination is consummated. However, there can be no assurance that we will be able to recommence negotiations with such potential target business or, if negotiations are recommenced, consummate a business combination in the time allotted. As described in greater detail below, if we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination.

For the three and nine months ended September 30, 2007, we had net income of $10,162,963 and $14,579,043, respectively, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account. For the period from September 1, 2005 (date of inception) through September 30, 2007, we had net income of $21,496,858, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated revenues to date (with the exception of interest income), nor is it likely that we will do so. Since our inception, our only activities have been organizational activities and those necessary to prepare for our Offering, and thereafter, certain expenses related to pursuing a target business. We will not generate any operating revenues until the completion of a business combination, if any. We have generated non-operating income in the form of interest income on cash and cash equivalents and our other short term investments. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the business combination approval process and the timeline under which we may operate before the proceeds of our initial public offering are returned to investors. In furtherance of our corporate purpose, on September 8, 2007, we entered into a letter of intent with a potential target business, thereby extending the deadline to consummate a business combination from September 8, 2007 to March 8, 2008. On October 17, 2007, the letter of intent with the potential target business was terminated. Pursuant to the provisions of our Amended and Restated Certificate of Incorporation, we will liquidate as promptly as practicable, unless negotiations in respect of this transaction are recommenced, and a business combination is consummated. However, there can be no assurance that we will be able to recommence negotiations with such potential target business or, if negotiations are recommended, consummate a business combination in the time allotted.

Liquidity and Capital Resources

The net proceeds from our initial public offering, after deducting certain offering expenses of approximately $500,000, and an underwriting discount of $6,000,000, were approximately $113,500,000, all of which was placed into a trust account. On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. The proceeds from the sale of these warrants are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of September 30, 2007, we had $53,696 of proceeds available for such uses.

In the event that we recommence negotiations with the potential target business with whom we previously entered into a letter of intent, we would expect to use substantially all of the net proceeds from our initial public offering to acquire such target business, including structuring, negotiating and consummating such business combination. To the extent that our capital stock is used in whole or in part as consideration to effect such business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of such target business. We believe we will have sufficient available funds, or access to funds, outside of the trust account to operate through March 8, 2008. Until we enter into a business combination, if any, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.

In the event that we recommence negotiations with the potential target business with whom we previously entered into a letter of intent, of which there can be no assurance, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination with such target business. Our primary liquidity requirements through March 8, 2008 include approximately $400,000 for expenses for the due diligence and investigation of a target business which includes legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; $180,000 for administrative services and support payable to Oracle Investment Management, an affiliate of
Mr. Feinberg, representing an aggregate of $7,500 per month for up to 24 months; $80,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $340,000 for general working capital that will be used for miscellaneous expenses and reserves, as well as for director and officer liability insurance premiums.

In connection with the initial public offering, we agreed to pay the underwriters additional underwriting fees of $2,400,000, which the underwriters have agreed to defer until the consummation of our initial business combination. We expect that such fees will be paid out of the proceeds held in the trust account. In the event that negotiations in respect of the potential business combination discussed above are not recommenced, of which there can be no assurance, and we are required to liquidate, we will distribute to our public stockholders the principal and accumulated interest in the trust account, including the amount representing the deferred portion of the underwriters’ fee held in the trust account following the consummation of our initial public offering.

As of September 30, 2007, the proceeds in the trust account were invested in a money market fund. The average credit rating in the portfolio of the money market fund was Aaa/AAA, as rated by Moody’s and S&P.

We currently have no operating business. Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors. In furtherance of our corporate purpose, on September 8, 2007, we entered into a letter of intent with a potential target business, thereby extending the deadline to consummate a business combination from September 8, 2007 to March 8, 2008. On October 17, 2007, the letter of intent with the potential target business was terminated. If we are unable to recommence negotiations with the target business and consummate the business combination relating thereto by March 8, 2008, we will be forced to liquidate. However, there can be no assurance that we will be able to recommence negotiations with such potential target business or, if negotiations are recommenced, consummate a business combination in the time allotted. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in and, unless we recommence negotiations with the potential target business with whom we previously entered into a letter of intent and consummate a business combination with such target business, we will not engage in any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account will be invested in either U.S. “government securities” or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief operating officer (principal executive officer) and our chief financial officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our chief operating officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended  September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $6,000,000 in underwriting discounts and commissions, and approximately $500,000 has been paid for costs and expenses related to the offering. In connection with the initial public offering, we agreed to pay the underwriters an additional underwriting fee of $2,400,000 upon the consummation of our initial business combination. We expect that such fees and expenses will be paid out of the proceeds in the trust account. In the event that negotiations in respect of the potential business combination discussed above are not recommenced and we are required to liquidate, we will distribute to our public stockholders the principal and accumulated interest in the trust account, including the amount representing the deferred portion of the underwriters’ fee held in the trust account following the consummation of our initial public offering.

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

Item  4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information

In furtherance of our corporate purpose, on September 8, 2007, we entered into a letter of intent with a potential target business, thereby extending the deadline to consummate a business combination from September 8, 2007 to March 8, 2008. On October 17, 2007, the letter of intent with the potential target business was terminated. We intended to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination. Pursuant to the provisions of our Amended and Restated Certificate of Incorporation, we will liquidate as promptly as practicable, unless negotiations in respect of this transaction are recommenced, and a business combination is consummated. However, there can be no assurance that we will be able to recommence negotiations with such potential target business or, if negotiations are recommenced, consummate a business combination in the time allotted. As described in greater detail above, if we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination.

Item 6. Exhibits

31.1	Section 302 Certification of Chief Operating Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE HEALTHCARE ACQUISITION CORP.

Date: November 14, 2007	By:	/s/ Joel D. Liffmann
Joel D. Liffmann
President and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ Mark A. Radzik
Mark A. Radzik
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)