Form 10-K/A
period 2006-12-31
Oracle Healthcare Acquisition Corp.
filed 2007-12-04
CIK 1338648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

This Annual Report on Form 10-K/A is being filed as Amendment Number 1 to our Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on March 26, 2006. We are filing this form 10-K/A because the audited financial statements included therein did not include an audited balance sheet for the fiscal year ended December 31, 2005.  An audited balance sheet for the fiscal year ended December 31, 2005 was disclosed in Oracle Healthcare Acquisition Corp.’s initial public offering Prospectus, dated March 2, 2006, which is available at www.sec.gov.

This Form 10-K/A amends and restates only certain information in the following sections as described above:

Part IV — Item 15. Exhibits and Financial Statements

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of December, 2007.

ORACLE HEALTHCARE ACQUISITION CORP.

By:	/s/ Joel D. Liffmann
Joel D. Liffmann
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

/s/ Joel D. Liffmann	President and Chief Operating Officer	December 4, 2007
Joel D. Liffmann	(Principal Executive Officer)

/s/ Larry N. Feinberg	Chairman of the Board of Directors	December 4, 2007
Larry N. Feinberg

/s/ Mark A. Radzik	Chief Financial Officer	December 4, 2007
Mark A. Radzik	(Principal Financial and Accounting Officer)

/s/ George W. Bickerstaff, III	Director	December 4, 2007
George W. Bickerstaff, III

/s/ Kevin C. Johnson	Director	December 4, 2007
Kevin C. Johnson

ORACLE HEALTHCARE ACQUISITION CORP.

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Oracle Healthcare Acquisition Corp.

We have audited the accompanying balance sheet of Oracle Healthcare Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the period from September 1, 2005 (Inception) through December 31, 2005, January 1, 2006 through December 31, 2006 and the period from September 1, 2005 (Inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the period from September 1, 2005 (Inception) through December 31, 2005, January 1, 2006 through December 31, 2006 and the period from September 1, 2005 (Inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 26, 2007

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEET

	December 31,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$553,441	$71,320
Deferred offering costs		212,326

Other assets
Cash held in trust account	116,628,857
Total assets	$117,182,298	$283,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$250	$250
Accrued offering costs		151,772
Notes payable		100,000
Warrant liability	15,516,667
Deferred underwriter’s fee	1,920,000

Total current liabilities	$17,436,917	$252,022

Common stock, subject to possible conversion, 2,999,999 shares at conversion value plus interest income of $630,803 (net of taxes)	23,340,795

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued and outstanding
Common stock, $0.0001 par value, authorized 40,000,000 shares; issued and outstanding 18,750,000 shares (which includes 2,999,999 shares subject to possible conversion for calculation as of December 31, 2006)	1,875	375
Additional paid-in capital	70,115,699	30,875
Earnings accumulated during the development stage	6,287,012	374
Total stockholders’ equity	76,404,586	31,624
Total liabilities and stockholders’ equity	$117,182,298	$283,646

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

[5] Deferred offering costs:

Deferred offering costs consist principally of legal and underwriting fees incurred through December 31, 2005 that are related to the Company’s initial public offer and that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

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

[7] Recently issued accounting standards:

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

[8] Cash and cash equivalents:

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