Form 10-K
period 2007-12-31
Oracle Healthcare Acquisition Corp.
filed 2008-02-29
CIK 1338648

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51785

ORACLE HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	26-0126028 (I.R.S. Employer Identification No.)
200 Greenwich Avenue, Greenwich, Connecticut 06830 (Address of principal executive offices) (Zip code) Registrant's telephone number, including area code: (203) 862-7900

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant Common Stock, $0.0001 par value per share Warrants to purchase shares of Common Stock (Title Of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant's Common Stock on June 30, 2007, as reported on the OTC Bulletin Board was approximately $117,000,000. As of February 28, 2008, there were 18,750,000 shares of common stock, par value $0.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our management's expectations, hopes, beliefs, intentions or strategies regarding the future, including the proposed merger with Precision Therapeutics, Inc. ("PTI"). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believe," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predicts," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:

  •
  ability to complete the proposed business combination with PTI;

  •
  success in retaining or recruiting, or changes required in, our officers, key employees or directors following the proposed business combination;

  •
  the consequences if the proposed business combination is not consummated within the required timeframes;

  •
  executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the proposed business combination, as a result of which they would then receive expense reimbursements and their shares of common stock would become eligible for later release from escrow;

  •
  risks associated with operating in the healthcare industry;

  •
  risks associated with PTI's business;

  •
  public securities' limited liquidity and trading, as well as the current lack of a trading market;

  •
  delisting of our securities from the OTC Bulletin Board or an inability to have our securities quoted on the OTC Bulletin Board following a business combination; or

  •
  use of proceeds not in trust and our financial performance following our initial public offering.

        In addition, forward-looking statements in this Annual Report on Form 10-K may include statements regarding the combined company if the proposed business combination with PTI is consummated, including, but not limited to, statements about:

  •
  our expectation that, for the foreseeable future, substantially all of the combined company's revenues will be derived from ChemoFx;

  •
  future demand for ChemoFx and future tests, if any, that the combined company may develop;

  •
  the factors that we believe drive demand for ChemoFx and the combined company's ability to sustain such demand;

  •
  the size of the market for ChemoFx;

  •
  our expectation that the combined company's research and development expense levels will remain high as the combined company seeks to enhance ChemoFx and develop new tests;

  •
  the combined company's dependence on collaborative relationships and the success of those relationships;

  •
  the combined company's compliance with federal, state and foreign regulatory requirements;

  •
  the potential impact resulting from any regulation of ChemoFx or future tests, if any, that the combined company may develop, by the FDA, and our belief that ChemoFx is properly regulated under CLIA;

  •
  the combined company's ability to achieve, maintain and expand coverage and reimbursement from third-party payors and government insurance programs;

  •
  patient and physician demand resulting from the combined company's direct sales approach;

  •
  the ability of ChemoFx to impact treatment decisions;

  •
  plans for future tests, or future enhancements to ChemoFx, addressing additional types of cancer and different types of drugs;

  •
  the outcome, timing or success of clinical studies;

  •
  the factors that we believe drive the establishment of coverage policies;

  •
  the combined company's intellectual property and its strategies to attempt to strengthen its intellectual property rights;

  •
  the combined company's ability to attract and retain employees;

  •
  the combined company's ability to implement financial controls and procedures on a timely basis;

  •
  the combined company's anticipated cash needs and estimates regarding its capital requirements and needs for additional financing; and

  •
  anticipated trends and challenges in the combined company's business and the markets in which it is expected to operate.

        The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in Item 1A below. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

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

        We have concentrated our search for an acquisition candidate in the following segments:

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

        We have had broad discretion with respect to the specific application of the net proceeds of our initial public offering, although substantially all of the net proceeds are intended to be generally applied in connection with a business combination with an operating company. An amount of $113,500,000 from the proceeds of our initial public offering was placed into a trust account and will be invested in government securities until the earlier of (i) the consummation of our first acquisition or (ii) the distribution of the trust account as described below. As of January 31, 2008, we had approximately $120.4 million in cash and government securities in the trust account, including accrued interest (but not taking into account taxes payable). The proceeds from the sale of the founding director warrants were held outside of the trust account, and have been used by us for working capital and general corporate purposes.

The Proposed Business Combination with PTI

  The Merger

        On December 3, 2007, our board of directors approved a business combination with Precision Therapeutics, Inc. ("PTI") under the terms of an Agreement and Plan of Merger, dated December 3, 2007, the terms of which were amended on January 24, 2008 and February 25, 2008 (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement, our wholly owned subsidiary, PTI Acquisition Sub., Inc. will merge with and into PTI with PTI as the surviving company and our wholly owned subsidiary. Upon the completion of the merger, each outstanding share of PTI common stock will be converted into the right to receive a fraction of a share of our common stock determined in accordance with the Merger Agreement. In addition, upon completion of the merger, we will change our name to Precision Therapeutics Corp. There is no guarantee that we will be able to consummate the proposed merger with PTI pursuant to the terms of the Merger Agreement.

        If the merger with PTI is completed, the trust account will be released to us, less amounts paid to our stockholders who vote against the merger and validly elect to convert their shares of our common stock into their pro rata share of the trust account (including the amount held in the trust account representing the deferred portion of the underwriters' fee), inclusive of any interest earned on their pro rata share (net of taxes payable).

        If we do not complete a business combination by March 8, 2008, then, pursuant to our Amended and Restated Certificate of Incorporation, we must take all actions necessary to promptly dissolve and liquidate.

        The Merger Agreement provides for the merger of PTI Acquisition Sub, Inc. with and into PTI. The Merger Agreement was executed on December 3, 2007. An amendment to the merger agreement was executed on January 24, 2008 solely for the purpose of fixing the value of our common stock in calculating the exchange ratio. A second amendment to the Merger Agreement (the "Second Amendment") was executed on February 25, 2008, which provides for the following primary changes to the Merger Agreement:

  •
  First, for purposes of calculating the exchange ratio, the valuation of the shares attributable to PTI were reduced by 15%, from $177,750,000 to $151,087,500, with a corresponding 15% reduction in the number of shares of our common stock to be placed in escrow for the purpose of satisfying a potential indemnification claim by us.

  •
  Second, the Second Amendment eliminates the "Top-Up Consideration," which could have resulted in additional shares issuable to the former PTI securityholders in the event that the average closing price of our common stock did not exceed $7.78 per share for a specified period ending six months after the closing date of the merger.

  •
  Third, as a condition to the closing of the merger, each of the purchasers of our common stock issued prior to our initial public offering agreed to have 50% of such shares redeemed by us for their original purchase price of $0.0083 per share concurrently with the closing, thereby reducing the number of such shares outstanding from 3,750,000 shares to 1,875,000 shares.

        Following completion of the merger, PTI will continue as the surviving company of the merger and as our wholly-owned subsidiary, following which we will change our name to Precision Therapeutics Corp.

        Under the Merger Agreement, we will issue, or reserve for issuance, to each holder of PTI common stock and options and warrants to purchase PTI capital stock a number of our shares based on the exchange ratio calculated in accordance with the terms of the Merger Agreement. The exchange ratio pursuant to which shares of PTI common stock will be exchanged for shares of our common stock will be equal to the quotient obtained by dividing (a) the sum of (i) $151,087,500 and (ii) the aggregate exercise price of all PTI options and warrants and other stock awards outstanding immediately prior to the effective time, by (b) the number of shares of PTI common stock outstanding on a fully diluted basis immediately prior to the effective time of the merger, assuming the conversion and exercise of all outstanding convertible and exercisable securities, by (c) $7.90 per share. Based on the number of outstanding shares of PTI capital stock, and options and warrants to purchase PTI common stock outstanding as of February 22, 2008, we estimate that the exchange ratio will be approximately 0.3441 shares of our common stock per share of PTI common stock. Based on an assumed exchange ratio of 0.3441, we would be obligated to issue an aggregate of approximately 16.5 million shares of our common stock (which includes the 1.9 million shares of our common stock to be deposited into escrow at the closing), which is comprised of approximately 1.4 million shares for PTI common stock, approximately 13.3 million shares for the PTI common stock to be issued upon conversion of the Series A1, Series A3 and the Series B preferred shares of PTI immediately prior to the closing of the merger and approximately 1.8 million shares for PTI common stock to be issued upon the conversion of convertible promissory notes of PTI that will be converted immediately prior to the closing of the merger (approximately $9.5 million principal amount of convertible debt, plus accrued interest thereon, will be converted immediately prior to the closing of the merger at an assumed conversion price of approximately $1.90 per share, which is a 30% discount to the assumed value per share of PTI common stock in the merger of approximately $2.72, based on the assumed exchange ratio of 0.3441 shares of our common stock per share of PTI common stock).

        Under the Merger Agreement, we will also assume all outstanding options and warrants to purchase PTI capital stock, and these options and warrants will become exercisable for shares of our common stock. Each PTI option and warrant outstanding at the closing of the merger will become exercisable for a number of our shares equal to the number of shares of PTI common stock into which the security is currently exercisable multiplied by the exchange ratio, and the exercise price per share will be equal to the existing exercise price divided by the exchange ratio. We will reserve approximately 3.7 million additional shares of our common stock for future issuance in connection with our assumption of PTI's outstanding options and warrants. To the extent that outstanding PTI options or warrants are exercised prior to the closing of the merger, the number of shares of our common stock that would be issued at the closing of the merger would increase and the number of the shares of our common stock reserved for future issuance in connection with our assumption of PTI's outstanding options and warrants would decrease by a like amount. Our stockholders will continue to own their existing shares of our common stock and their existing warrants and units, as applicable.

        In addition, under the Merger Agreement, the former holders of PTI common stock, options or warrants receiving shares of our common stock will have the right to receive their pro rata portion of a contingent payment of up to an additional 4,250,000 shares of our common stock if the combined company achieves (i) trailing 12 month net revenues of at least $7 million from the sale of services or products for use in connection with non-gynecologic cancers, (ii) trailing 12 month net revenues of at least $40 million from the sale of services or products for any use or (iii) cumulative aggregate net revenues of at least $10 million from the sale of services or products for use in connection with non-gynecologic cancers. The calculation period to earn 100% of the 4,250,000 shares will end on June 30, 2010. In the event that none of these milestones are achieved by June 30, 2010 but any is achieved by the calculation period ending December 31, 2010, the former holders of PTI common stock, options or warrants will have the right to receive a pro rata portion of such contingent payment equal to 75% of the 4,250,000 shares of our common stock, or 3,187,500 shares of our common stock. The Merger Agreement provides that the milestones will be calculated without giving effect to any acquisitions following the effective time of the merger. Any shares of our common stock that would otherwise be reserved for issuance in accordance with this paragraph to holders of options and warrants that expire or are forfeited between the closing of the merger and the determination date will be reallocated on a pro rata basis among the remaining former PTI securityholders.

        It is expected that holders of PTI common stock (including shares of PTI common stock issuable upon conversion of the outstanding PTI preferred stock and convertible promissory notes) will hold approximately 49.4% of the outstanding shares of our common stock immediately following the closing of the merger, based on the relative numbers of shares of Oracle and PTI capital stock outstanding as of February 22, 2008, and assuming that none of our stockholders exercise their conversion rights and that none of our outstanding warrants are exercised. If the merger is completed and any of our stockholders exercise their conversion rights, this percentage will increase. Assuming 19.99% of our stockholders exercise their conversion rights, we expect that holders of PTI common stock would hold approximately 54.2% of the outstanding shares of our common stock immediately following the closing of the merger. The foregoing calculations also do not include any contingent merger consideration that may be issued pursuant to the Merger Agreement to the former PTI securityholders upon the occurrence of certain events. If any such shares are issued, it would increase the percentage of the outstanding shares of our common stock held by the current stockholders of PTI.

        Of the shares of our common stock anticipated to be issued in the merger, 1,912,500 of these shares will be placed into escrow to satisfy any indemnification claims that may be asserted by us. Following the resolution of any claims for indemnification asserted by us, the balance of any shares remaining in escrow will be released, pro rata, to the persons who held shares of PTI common stock as of the closing of the merger, on the first anniversary of the closing date of the merger.

        Oracle and PTI plan to complete the merger promptly after the special meeting of our stockholders, provided that:

  •
  our stockholders have adopted the Merger Agreement and approved the transactions contemplated thereby;

  •
  our stockholders have approved the amendment and restatement of our Amended and Restated Certificate of Incorporation as described in the proxy statement/prospectus, prepared in connection with the proposed merger with PTI;

  •
  holders of less than 20% of the shares of common stock issued in our initial public offering vote against the merger proposal and properly demand conversion of their shares of common stock into cash; and

  •
  the other conditions specified in the Merger Agreement have been satisfied or waived.

        If the Oracle stockholder approval has not been obtained at that time or any other conditions have not been satisfied or waived, and the Merger Agreement is not terminated pursuant to its terms, the merger will be completed promptly after the Oracle stockholder approval is obtained or the remaining conditions are satisfied or waived. However, in the event that the merger is not completed by March 8, 2008, the Merger Agreement will terminate and, pursuant to our Amended and Restated Certificate of Incorporation, our officers must take all actions necessary to promptly dissolve and liquidate Oracle. The merger will become effective when the certificate of merger is filed with the Delaware Secretary of State or at such later time as is specified in the certificate of merger.

        On November 29, 2007, we engaged Duff & Phelps for the purpose of providing an opinion to our board of directors as to (i) the fairness, from a financial point of view, to the holders of our common stock of the consideration to be paid by us in the merger, and (ii) PTI having a fair market value equal to at least 80% of our net assets. On December 3, 2007, Duff & Phelps rendered its oral opinion to our board of directors, which was subsequently confirmed in a written opinion dated December 3, 2007, that, subject to the limitations, exceptions, assumptions and qualifications set forth therein, as of December 3, 2007, (i) the proposed consideration to be paid by us in the merger pursuant to the merger agreement was fair, from a financial point of view, to the holders of our common stock, and (ii) the fair market value of PTI is equal to at least 80% of our net assets. In light of each amendment to the Merger Agreement, our board of directors asked Duff & Phelps to confirm its opinion as to (i) the fairness, from a financial point of view, to the holders of our common stock of the consideration to be paid by us in the merger, and (ii) PTI having a fair market value equal to at least 80% of our net assets. In response, on January 24, 2008 and February 25, 2008, respectively, Duff & Phelps rendered its oral opinions to our board of directors, which were subsequently confirmed in written opinions dated January 24, 2008 and February 25, 2008, respectively, that, subject to the limitations, exceptions, assumptions and qualifications set forth therein, as of the dates of such opinions, taking into account the amendments to the Merger Agreement, (i) the proposed consideration to be paid by us in the merger pursuant to the Merger Agreement, as amended, was fair, from a financial point of view, to the holders of our common stock, and (ii) PTI has a fair market value equal to at least 80% of our net assets. As compensation for its services, we paid to Duff & Phelps an initial non-refundable retainer of $100,000. If the merger is consummated, we must pay to Duff & Phelps an additional $150,000.

        In connection with the Second Amendment to the Merger Agreement, each of our officers, directors and other stockholders who acquired shares prior to our initial public offering agreed to have 50% of their shares redeemed by us for a per share price equal to their original purchase price of $0.0083 per share. This will have the effect of reducing the number of shares held by such stockholders from 3,750,000 shares to 1,875,000 shares. The redemption is expected to take place concurrently with the closing of the merger, and such stockholders will still vote all of the shares of our common stock owned by them, including any shares of our common stock purchased prior to, in or following the initial public offering, in favor of the merger proposal in the same manner as how a majority of the shares of common stock held by all other stockholders are voted on the merger proposal. The 1,875,000 shares to be retained by our initial stockholders following this redemption had a market value of $14.8 million based on Oracle's closing common stock price of $7.90 per share as of February 22, 2008.

        The summaries above of the Merger Agreement, as amended, and the Duff & Phelps opinions do not purport to be complete and are qualified in their entirety by reference to the complete text of such documents, which are included as exhibits to the proxy statement/prospectus (the "Proxy Statement/Prospectus") filed with the Securities and Exchange Commission (the "SEC") on February 11, 2008 and the Supplement to the Proxy Statement/Prospectus filed with the SEC on February 26, 2008. The Registration Statement on Form S-4 and the Supplement are available free of charge on the SEC's website, www.sec.gov. We encourage you to read the Registration Statement on Form S-4, the Merger Agreement, the Duff & Phelps opinions, the Proxy Statement/Prospectus and the Supplement and the related documents.

  PTI's Business

        PTI is a life sciences company developing and commercializing tests intended to assist physicians in individualizing cancer therapy in an effort to improve treatment outcomes. It has developed and currently markets its proprietary ChemoFx® test, which is a chemoresponse test that uses a patient's live tumor cells to assess his or her likelihood of responding to various cancer drugs, or drug combinations, that the patient's physician is considering for treatment. ChemoFx measures both the responsiveness, or sensitivity, of tumor cells to particular drugs, as well as their resistance. Currently, PTI's sales and marketing efforts target the gynecologic cancer market, which includes various types of ovarian, uterine, cervical, vaginal and vulvar cancers. In its clinical study published in 2006, ovarian cancer patients treated only with a drug or drug combination to which their tumor cells were classified as responsive by ChemoFx experienced a median tumor progression-free interval approximately three times the median progression-free interval for patients treated only with drugs classified as non-responsive by ChemoFx. PTI intends to leverage its clinical and sales and marketing experience in gynecologic cancers to market ChemoFx for additional indications such as breast, lung and colorectal cancers.

Effecting a Business Combination

  General

        We are not presently engaged in, and if the proposed business combination with PTI is not consummated prior to the prescribed liquidation of the trust fund, we will not engage in, any substantive commercial business. Although substantially all of the net proceeds of our initial public offering (excluding the amount held in the trust account representing the deferred portion of the underwriters' fees) are intended to be generally applied in connection with a business combination with an operating company, the proceeds are not otherwise designated for more specific purposes. As we intend to use our capital stock as the consideration to fund the combination with PTI, proceeds from our initial public offering will then be used to fund the operations of PTI on a post-combination basis.

        If the merger with PTI is not completed and we are therefore required to dissolve and liquidate, Larry N. Feinberg and Joel D. Liffmann have each agreed on a joint and several basis to be personally liable to ensure that the proceeds from our initial public offering held in the trust account are not reduced by the claims of (i) the various vendors or other entities for services rendered or products sold to us or (ii) any prospective target business that we did not pay, or reimburse, for the fees and expenses of third party service providers to such target which we agreed in writing to be liable for, in each case only to the extent the payment of such debts and obligations actually reduces the amount of funds in the trust account (or, in the event that such claim arises after the distribution of the trust account, to the extent necessary to ensure that our former stockholders other than Messrs. Feinberg and Liffmann are not liable for any amount of such loss, liability, claim, damage or expense). However, we cannot assure you that they will be able to satisfy such obligations.

        Subject to the requirement that a target business have a fair market value equal to at least 80% of our net assets held in the trust account at the time of our initial business combination, we have had virtually unrestricted flexibility in identifying and selecting a prospective target business in the healthcare industry. If we combine with a financially unstable company or an entity in the development stage, including an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the business and operations of a financially unstable or development stage entity. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

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

  Fair Market Value of Target Business

        Pursuant to our Amended and Restated Certificate of Incorporation, the initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. Due to the fact that one of our directors is also a director of PTI, our board of directors has obtained an opinion from Duff & Phelps, an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria with respect to PTI. Such opinion has been included in the proxy solicitation materials furnished to our stockholders in connection with the proposed merger with PTI.

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

  Limited ability to evaluate the target business' management

        Although we have closely scrutinized the management of PTI we cannot assure you that our assessment of the target business' management will prove to be correct. In addition, we cannot assure you that PTI's management will have the necessary skills, qualifications or abilities to manage a public company.

  Stockholder Approval of Business Combination

        We will proceed with a business combination only if it receives the affirmative vote of (i) a majority of the shares of our common stock issued in our initial public offering actually voting upon the merger and (ii) a majority of the shares of our common stock issued and outstanding as of the record date. The stockholders existing prior to the initial public offering have agreed to vote all of the shares of our common stock owned by them, including any shares of our common stock purchased prior to, in or following our initial public offering, in accordance with the vote of the majority in interest of the stockholders participating in the initial public offering with respect to any business combination. In addition, if the holders of 20% or more of our common stock issued in its initial public offering vote against a proposed business combination and demand that we convert their shares of our common stock into their pro rata share of the trust account (including the amount held in the trust account representing the deferred portion of the underwriters' fee), inclusive of any interest earned on their pro rata share (net of taxes payable), then we will not complete a proposed business combination.

  Conversion Rights

        At the time we seek stockholder approval of any business combination, we will offer each public stockholder, other than our existing stockholders, officers and directors, the right of such stockholder to have his, her or its shares of common stock converted to cash if the stockholder votes against a business combination and the business combination is approved and completed. Our existing stockholders, officers and directors will not have this right because they have agreed to vote their shares of common stock, including any shares of common stock purchased in or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders, officers and directors. The actual per-share conversion price will be equal to the amount in the trust account, including the amount representing the deferred portion of the underwriters' fee inclusive of any interest (net of taxes), two business days prior to the completion of the proposed business combination, divided by the number of shares sold in our initial public offering.

        As of January 31, 2008, the per-share conversion price would have been approximately $8.03 for each share that is eligible to participate in the funds held in the trust account. The actual conversion price will differ from $8.03 per share due to any interest earned on the funds in the trust account since January 31, 2008 and any taxes payable in respect of interest earned.

        An eligible stockholder may request conversion at the time the vote is taken with respect to the proposed merger with PTI at the related special meeting, but the request will not be granted unless the stockholder votes against the merger and the merger is approved and completed. Any request for conversion, if made by proxy prior to the date of the special meeting, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to eligible stockholders who elect conversion will be distributed promptly after completion of the proposed merger. Any public stockholder who converts his, her or its stock into his, her or its pro rata share of the trust account still has the right to exercise the warrants that he, she or it received as part of the units in the initial public offering. We will not complete the merger if eligible stockholders owning 20% or more of the shares sold in the initial public offering vote against the merger and properly exercise their conversion rights.

Liquidation if No Business Combination

        Under our Amended and Restated Certificate of Incorporation, if a business combination is not consummated on or before March 8, 2008, our officers will be required to take such actions as may be necessary to dissolve and liquidate as soon as reasonably practicable after such date. Such deadline may not be extended. In connection with such dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, including the amount representing the deferred portion of the underwriters' fees, inclusive of any interest (net of taxes payable), plus any remaining net assets. Our stockholders who obtained their shares of our common stock prior to our initial public offering have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering, but they will participate in any liquidation distribution with respect to any shares of common stock purchased in or following our initial public offering. As of February 28, 2008, none of our officers or directors had acquired additional shares of common stock in or subsequent to the initial public offering, although they may acquire shares prior to completion of the merger. There will be no distribution from the trust account with respect to the warrants and all rights with respect to the warrants will effectively terminate upon our liquidation.

        We anticipate that, if it is unable to complete the merger with PTI, the following will occur:

  •
  our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders;

  •
  at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board's recommendation of such plan;

  •
  we will promptly file a preliminary proxy statement with the SEC;

  •
  if the SEC does not review the preliminary proxy statement, then, approximately 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and 10-20 days following the mailing of such definitive proxy statement, convene a meeting of its stockholders, at which our stockholders will vote on the plan of dissolution and liquidation; and

  •
  if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30-45 days after the filing of such proxy statement. We would then mail the definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and will convene a meeting of its stockholders at which our stockholders will vote on the plan of dissolution and liquidation.

        We currently expect that the costs associated with the implementation and completion of the plan of dissolution and liquidation would not be more than approximately $75,000. We anticipate that members of management will advance us the funds necessary to complete such dissolution and liquidation.

        We will not liquidate the trust account unless and until our stockholders approve the plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in the trust account and any remaining net assets as part of the plan of dissolution and liquidation.

        If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, the per-share liquidation price as of January 31, 2008 would have been approximately $8.03. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors and there is no assurance that the actual per-share liquidation price will not be less than $8.03, due to those claims. The actual conversion price will differ from $8.03 per share due to any interest earned on the funds in the trust account since January 31, 2008 and any taxes payable in respect of interest earned. However, because we are a blank check company, rather than an operating company, and our operations have been limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors or service providers.

        If the merger with PTI is not completed and we are therefore required to dissolve and liquidate, Larry N. Feinberg and Joel D. Liffmann have each agreed on a joint and several basis to be personally liable to ensure that the proceeds from our initial public offering held in the trust account are not reduced by the claims of (i) the various vendors or other entities for services rendered or products sold to us or (ii) any prospective target business that we did not pay, or reimburse, for the fees and expenses of third party service providers to such target which we agreed in writing to be liable for, in each case only to the extent the payment of such debts and obligations actually reduces the amount of funds in the trust account (or, in the event that such claim arises after the distribution of the trust account, to the extent necessary to ensure that our former stockholders other than Messrs. Feinberg and Liffmann are not liable for any amount of such loss, liability, claim, damage or expense).

        As of December 31, 2008, we had liabilities, excluding common stock subject to conversion, of approximately $13.2 million. We have has not received a waiver letter from Willkie Farr & Gallagher LLP or Rothstein Kass & Co. pursuant to which such parties waive their rights, if any, to the funds held in the trust account. We believe the claims that could be made against the trust account by these parties are limited. To the extent that creditors, even those who executed a waiver of claims against the trust account, or PTI bring a claim and attempt to have it satisfied out of the trust account, the proceeds available to our stockholders from the trust account could be reduced. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, there can be no assurance that we will be able to return to our public stockholders at least $8.00 per share.

        The stockholders holding shares of our common stock issued in our initial public offering will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash and a business combination is actually completed. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

        Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Pursuant to Section 280, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of the plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. Because we do not anticipate complying with the foregoing provisions, Section 281(b) of the DGCL requires Oracle to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations have been limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors or service providers who have not waived their rights, if any, to any funds held in the trust account. As a result, the claims that could be made against us should be limited. Nevertheless, such agreements may or may not be enforceable and those parties that have not entered into such agreements may have claims that they will attempt to assert. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution.

        Our board of directors may determine it is in our best interest to file a petition for bankruptcy or we may be forced into bankruptcy by our creditors. A voluntary or involuntary bankruptcy proceeding would most likely be filed under Chapter 7 of the United States Bankruptcy Code, which governs liquidations of corporations. At the time of the filing, we would cease operations and a bankruptcy trustee would be appointed to liquidate our assets and distribute our assets in the following order of priority: (i) to secured creditors, (ii) for the cost of the administration of our bankruptcy, (iii) to unsecured creditors, and (iv) to our stockholders.

        If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution.

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

Competition

        In identifying, evaluating and pursuing a target business, we have encountered intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, competing for acquisitions.

        If the proposed merger is completed, we will become subject to competition from competitors of PTI. For a more complete description of the risks that will be applicable to us following the proposed merger with PTI, see "Item 1A—Risk Factors" below.

Employees

        We have five directors and two officers, one of whom is also a director. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. We have no employees, nor do we intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

        We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the Securities and Exchange Commission. In accordance with the requirements of the Exchange Act, our annual report contains financial statements audited and reported on by our independent registered public accounting firm.

        We will not acquire a target business if audited financial statements in conformity with United States generally accepted accounting principals cannot be obtained for the target business.

Available Information

        We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. You may read and copy such reports, proxy statements and other information by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        We do not have an internet address. If the proposed merger with PTI is completed, our internet address will be http://www.precisiontherapeutics.com. We will make available, free of charge, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC if contacted at (203) 862-7900.

Item 1A.    Risk Factors

Risks Associated with our Business

If we are unable to complete the business combination with PTI, we will not have enough time to negotiate and consummate another business combination and will be required to liquidate.

        We must complete our business combination by March 8, 2008. Accordingly, if we are unable to complete the business combination with PTI, it is unlikely that we will have enough time to negotiate and consummate another business combination. We will therefore be forced to liquidate our assets. If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution could be less than the purchase price per share that purchasers paid for our securities because of the expenses of the initial public offering and our general and administrative expenses. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies under federal securities laws.

        Since at the time of our initial public offering we intended to use the net proceeds of our initial public offering to complete a business combination with an operating business that had not been identified, we may be deemed to be a blank check company under federal securities laws. However, since we have net tangible assets in excess of $5,000,000 upon the successful consummation of our initial public offering and have an audited balance sheet demonstrating this fact, we believe that we are exempt from the rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

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

If our stockholders fail to vote or abstain from voting on the adoption of the proposed merger with PTI, they will not be able to exercise their conversion rights.

        Pursuant to our Amended and Restated Certificate of Incorporation, a holder of shares of our common stock issued in our initial public offering may, if the stockholder votes against the proposed merger with PTI, demand that we convert such shares into cash in the event that the merger is completed. This demand must be made on the proxy card or by telephone or through the Internet website specified on the proxy card at the same time that the stockholder votes against the merger proposal. Any stockholder who fails to vote or who abstains from voting on the merger proposal may not exercise his, her or its conversion rights. In addition, any converting stockholder who fails to comply with the conversion procedures before 12:00 noon, Eastern time on the business day prior to the date of the special meeting will also forfeit his, her or its conversion rights.

        More information on the conversion rights can be found in our Registration Statement on Form S-4, filed on February 6, 2008, the Proxy Statement/Prospectus and the Supplement, all of which can be obtained on the SEC's website, www.sec.gov., free of charge. We encourage you to read the Registration Statement on Form S-4, the Proxy Statement/Prospectus and the Supplement.

If we do not complete the merger and are therefore required to dissolve and liquidate, payments from the trust account to our public stockholders may be delayed and may be reduced by claims of third parties.

        We currently believe that our dissolution and any plan of distribution in the event the merger with PTI is not completed would proceed in approximately the following manner:

  •
  Our board of directors will convene and adopt a specific plan of distribution, which it will then vote to recommend to our stockholders, and at such time it will also cause to be prepared a preliminary proxy statement setting out the plan of distribution as well as the board of director's recommendation of our dissolution and the plan of distribution;

  •
  As promptly as possible after March 8, 2008, we would file a preliminary proxy statement with the SEC;

  •
  If the SEC does not review the preliminary proxy statement, then we expect that 10 days after the filing of the preliminary proxy statement, we would mail the proxy statement to our stockholders, and as promptly as practicable after the mailing, we would convene a meeting of our stockholders, at which they will either approve or reject our dissolution and plan of distribution; and

  •
  If the SEC does review the preliminary proxy statement, we currently estimate that it would receive comments within approximately 30 days following the filing of the preliminary proxy statement. We mail the proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and would convene a meeting of our stockholders at which they will either approve or reject the dissolution and plan of distribution.

        These procedures, or a vote to reject the dissolution and any plan of distribution by our stockholders, may result in substantial delays in the liquidation of the trust account to our public stockholders as part of our dissolution and plan of distribution. Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in the trust account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and senior to claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due to them. Accordingly, the actual per-share amount distributed from the trust account to our public stockholders could be significantly less than approximately $8.03 per share as of January 31, 2008 due to taxes payable in respect of interest earned on the funds held in the trust account and claims of creditors. Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with procedures under the Delaware General Corporation Law, or DGCL, and federal securities laws and regulations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

        If the proposed merger with PTI is not completed, we will be required to dissolve and liquidate pursuant to Section 275 of the DGCL. Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Pursuant to Section 280, if a corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we expect to seek stockholder approval to liquidate the trust account to our public stockholders as part of a plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. If the merger is not completed and we are therefore required to dissolve and liquidate, Larry N. Feinberg and Joel D. Liffmann have each agreed on a joint and several basis to be personally liable to ensure that the proceeds from our initial public offering held in the trust account are not reduced by the claims of (i) the various vendors or other entities for services rendered or products sold to us or (ii) any prospective target business that we did not pay, or reimburse, for the fees and expenses of third party service providers to such target which we agreed in writing to be liable for, in each case only to the extent the payment of such debts and obligations actually reduces the amount of funds in the trust account (or, in the event that such claim arises after the distribution of the trust account, to the extent necessary to ensure that our former stockholders other than Messrs. Feinberg and Liffmann are not liable for any amount of such loss, liability, claim, damage or expense). There can be no assurance that these agreements will be sufficient to protect our stockholders from liability for such claims. As a result, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in its dissolution.

Risks Related to the Proposed Merger with PTI

        If we successfully consummate a business combination with PTI, about which no assurances can be given, the combined business would be subject to numerous risks, including the following:

The combined company's inability to raise additional capital on acceptable terms in the future may limit its ability to develop and commercialize new tests and technologies.

        PTI expects capital outlays and operating expenditures to increase over the next several years as it expands its infrastructure, commercial operations and research and development activities. PTI currently believes that its cash and cash equivalents, together with the cash balances expected to be available from us if the merger is completed, interest income on these balances, $2.6 million of funding from the U.S. Department of Defense for a prospective study of ChemoFx in breast cancer and anticipated future cash from operations, will be sufficient to meet the merged company's anticipated cash requirements for at least the next 18 to 24 months. PTI does not expect that its existing capital resources following the completion of the proposed merger will be sufficient to meet all of the combined company's future capital requirements, and, as a result, it expects that it may need to raise additional capital in the future. Specifically, the combined company may need to raise additional capital to, among other things:

  •
  sustain commercialization of ChemoFx or enhancements to it;

  •
  increase its selling and marketing efforts to drive market adoption and address competitive developments;

  •
  expand its clinical laboratory operations;

  •
  expand its technologies into new classes of therapies and other areas of cancer;

  •
  expand its research and development activities, including the funding of its clinical validation studies;

  •
  potentially acquire complementary businesses or technologies;

  •
  acquire or license technologies; and

  •
  finance capital expenditures and its general and administrative expenses.

        Present and future funding requirements will depend on many factors, including:

  •
  the merged company's rate of progress in establishing coverage and reimbursement with third-party payors;

  •
  the rate of adoption of ChemoFx in the marketplace;

  •
  the cost and delays in product development as a result of any changes in regulatory policies or laws applicable to PTI's operations, including FDA regulation;

  •
  the cost of expanding PTI's commercial and laboratory operations, including its selling and marketing efforts;

  •
  the rate of progress and cost of product development activities associated with expansion of ChemoFx for additional cancers, drugs and classes of cancer therapies;

  •
  the cost of conducting clinical studies to support and expand the validation of ChemoFx;

  •
  the cost of filing, prosecuting, and maintaining patents and other intellectual property rights, as well as costs of litigating any intellectual property disputes;

  •
  the effect of competing technological and market developments;

  •
  the economic and other terms and timing of any collaborations, licensing or other arrangements into which the combined company may enter; and

  •
  the cost associated with any acquisitions of complementary technology or businesses that the combined company may undertake.

        Until PTI can generate a sufficient amount of product revenues to finance its cash requirements, which it may never do, the combined company may seek to finance future cash needs through public or private equity offerings, debt financings, borrowings or strategic collaborations. There can be no assurance that additional capital will be available when needed on acceptable terms, or at all. The issuance of equity securities may result in dilution to stockholders. If the merged company raises additional funds through the issuance of debt securities, these securities would have rights, preferences and privileges senior to those of the combined company's common stock and the terms of the debt securities could impose significant restrictions on the company's operations. If the combined company raises additional funds through collaborations and licensing arrangements, it might be required to relinquish significant rights to its technologies or products, or grant licenses on terms that are not favorable to it. In addition, it may have to work with a partner on one or more of its product development programs or market development programs, which could lower the economic value of those programs to the combined company. If adequate funds are not available, the merged company may have to scale back its operations or limit its research and development activities, which would have a material adverse impact on its business prospects and results of operations.

We may not be able to qualify for, or might fail to maintain, a listing for its common stock on The NASDAQ Stock Market making it more difficult for stockholders to dispose of or to obtain accurate quotations as to the value of their shares of our common stock.

        Our common stock, warrants and units are presently quoted on the OTC Bulletin Board. We intend to apply for listing of our common stock and warrants on The NASDAQ Global Market upon the completion of the merger. If we fail to qualify for or maintain a listing on NASDAQ, our stock would likely continue to be quoted on the OTC Bulletin Board. As a result, there may be no or only a limited public market for Oracle common stock, and you would likely find it more difficult to dispose of or to obtain accurate quotations as to the market value of your Oracle common stock. In addition, the "penny stock" regulations of the SEC might apply to transactions in the common stock. A "penny stock" generally includes any over-the-counter equity security that has a market price of less than $5.00 per share. The SEC regulations require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prescribed by the SEC relating to the penny stock. A broker-dealer effecting transactions in penny stocks must make disclosures, including disclosure of commissions, and provide monthly statements to the customer with information on the limited market in penny stocks. These requirements may discourage broker-dealers from effecting transactions in penny stocks. If the penny stock regulations were to become applicable to transactions in shares of Oracle common stock, they could adversely affect your ability to sell or otherwise dispose of your shares.

The combined company's working capital could be reduced, and our stockholders could own less than 45.8% of the combined company's outstanding common stock, if our stockholders exercise their right to convert their shares into cash.

        Pursuant to our Amended and Restated Certificate of Incorporation, holders of shares issued in our initial public offering may vote against the merger and demand that we convert their shares into a pro rata share of the amount held in the trust account (including the amount held in the trust account representing the deferred portion of the underwriters' fee), inclusive of any interest earned on such pro rata share (net of taxes payable). Oracle and PTI will not complete the merger if holders of 20% or more of the shares of common stock issued in our initial public offering exercise these conversion rights. To the extent the merger is completed and holders of less than 20% of the shares of our common stock issued in its initial public offering have properly demanded to convert their shares, there will be a corresponding reduction in the amount of funds available to the combined company following the merger and a reduction in the aggregate percentage of the combined company that is owned after the merger by our stockholders immediately prior to the merger. As of February 22, 2008, assuming the merger proposal is approved, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of the conversion rights (excluding deductions for tax payments) without implicating the ability to complete the merger will be approximately $24.0 million, or approximately 19.99% of the funds currently held in trust. If the maximum amount of funds were disbursed, the percentage of the combined company's outstanding common stock that would be owned by our existing stockholders who did not exercise their conversion right would be approximately 45.8%, based on the relative numbers of shares outstanding of our common stock and PTI common stock as of February 22, 2008 and the assumed exchange ratio in the merger of 0.3441.

The combined company's operating results may fluctuate, which could cause its stock price to be volatile, and the value of your investment could decline significantly.

        Market prices of securities of companies in life sciences industries experience significant price and volume fluctuations. The following factors, in addition to other risks described in this Form 10-K, may have a significant effect on the combined company's common stock market price:

  •
  actual or expected fluctuations in the combined company's operating results, including as a result of fluctuating demand by physicians and patients for ChemoFx, PTI's single commercial product;

  •
  changes in the market price for ChemoFx;

  •
  coverage and reimbursement decisions by third-party payors and announcements of those decisions;

  •
  clinical study results and publication of results in peer-reviewed journals or the presentation of results at medical conferences;

  •
  the inclusion or exclusion of the combined company's products in large clinical studies conducted by others;

  •
  new or less expensive products and services or new technology introduced or offered by the combined company's competitors or the combined company;

  •
  the level of the combined company's development activity conducted for new products that it may develop and its success in commercializing these developments;

  •
  the level of the combined company's spending on ChemoFx, licensing and acquisition initiatives, clinical studies and internal research and development;

  •
  changes in the regulatory environment applicable to the combined company and ChemoFx or any future products that the combined company may develop, including any announcement from the FDA regarding regulation of its development or sales and marketing activities;

  •
  disputes or other developments relating to intellectual property and proprietary rights, including patents, litigation matters and the combined company's ability to obtain patent protection for its ChemoFx test or any future product that it may develop;

  •
  the combined company's ability or inability to raise additional capital and the terms on which it raises it;

  •
  actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding the combined company's common stock, other comparable companies or its industry generally, or lack of analyst coverage;

  •
  failure to meet analyst expectations regarding operating results;

  •
  conditions or trends in the life sciences industry, the financial markets or the economy in general;

  •
  actual or expected changes in the combined company's growth rates or its competitors' growth rates;

  •
  additions or departures of key personnel and the ability to attract and retain qualified scientists and technicians in the future;

  •
  changes in the market valuation of similar companies;

  •
  the trading volume of the combined company's common stock; and

  •
  sales of the combined company's common stock, or expectations regarding such sales, by the combined company or its stockholders.

        Variations in the timing of the combined company's future revenues and expenses could also cause significant fluctuations in its operating results from period to period and may result in unanticipated earning shortfalls or losses. In addition, the stock market in general and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of the combined company's common stock, regardless of its operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against the combined company, could result in substantial costs and diversion of management's attention and resources, which could materially and adversely affect its business, financial condition, results of operations and growth prospects.

        Our common stock after the merger may trade at prices lower than what you originally paid for your corresponding shares of our common stock prior to the merger. In addition, the market price of our common stock is currently based in part on the funds in the trust account. As a result, it may not serve as an accurate indication of the market price of our common stock after the merger. Once the trust account is liquidated, it will cease to provide support for the market price of our common stock and the market price may decline.

Pursuant to the terms of the Merger Agreement, a substantial number of shares will be issued upon, and will be potentially issuable after, the consummation of the merger, which will result in significant dilution to the holders of our outstanding common stock immediately prior to the proposed merger.

        As of February 22, 2008, 18,750,000 shares of our common stock were outstanding. Concurrently with the closing of the merger, we have agreed with our initial stockholders to redeem 1,875,000 shares of common stock held by such initial stockholders. Upon the consummation of the merger, based upon the assumed exchange ratio as of February 22, 2008, we will issue approximately 16.5 million shares, and reserve for issuance approximately 3.7 million additional shares, of our common stock at the closing. Assuming that, prior to the consummation of the merger, no additional shares of our common stock are issued and none of our stockholders exercise their conversion rights and that none of our or PTI's outstanding options or warrants are exercised, upon such consummation, our stockholders are expected to own approximately 50.6% of the then outstanding shares of our common stock; however, if 19.99% of our stockholders exercise their conversion rights, we expect our stockholders to hold approximately 45.8% of the shares of our common stock outstanding immediately following the closing of the merger.

        Under the Merger Agreement, the former holders of PTI common stock, options or warrants receiving shares (or the right to receive shares) of our common stock as a result of the merger will also have the right to receive their pro-rata portion of an earn-out payment of up to an additional 4,250,000 shares of our common stock if the combined company achieves certain revenue milestones described in the Merger Agreement on or before June 30, 2010. In the event that a milestone is not achieved by June 30, 2010 but is achieved by the calculation period ending December 31, 2010, the former holders of PTI common stock, options or warrants will have the right to receive a pro-rata portion of such earn-out payment equal to 75% of the 4,250,000 shares of our common stock, or 3,187,500 shares of our common stock. Assuming that we issue all 4,250,000 shares potentially issuable under the merger agreement as earn-out consideration and that, prior to such issuance of the earn-out shares, no shares of our common stock are issued other than those issued upon the closing of the merger and none of our stockholders exercise their conversion rights and that none of our or PTI's outstanding options or warrants are exercised, expired or forfeited, upon such issuance, our stockholders would own approximately 44.9% of the then outstanding shares of our common stock, and, if 19.99% of our stockholders exercise their conversion rights, our stockholders would hold approximately 40.1% of the shares of our common stock outstanding immediately following such issuance of earn-out shares.

A substantial number of our shares will become eligible for future resale in the public market after the proposed merger which could result in dilution and have an adverse effect on the market price of those shares.

        If the merger is completed, warrants to purchase 15,000,000 shares of common stock issued in connection with our initial public offering and warrants to purchase 833,334 shares of our common stock issued in a private placement to certain of our founding stockholders immediately prior to our initial public offering will become exercisable on the date the merger is completed. Additionally, if the merger is completed, it is currently estimated that approximately 20.2 million shares of our common stock will be issued, or reserved for issuance, to the holders of PTI capital stock, options and warrants at the closing of the merger. In addition, on the date that is 180 days following the closing of the merger, if the average closing sales price per share of our common stock for the preceding seven trading days is less than $7.78 per share, so long as certain material adverse events with respect to Oracle have not occurred since the closing of the merger, then we will issue, or reserve for issuance as applicable, additional shares of our common stock, or make a payment in cash (or a combination of cash and additional shares) to the former holders of PTI capital stock, options and warrants, such that the aggregate market value of the cash and/or our common stock issued or reserved for issuance (aggregating the shares issued upon the completion of the merger and at such subsequent date) will be valued at $7.78 per share as of such date. However, the maximum number of additional shares that we are required to issue or reserve for issuance pursuant to the preceding sentence will be 6,666,667 shares, as reduced to the extent any such amounts owed are paid in cash.

        Substantially all of these shares will be eligible for resale upon issuance, subject to potential volume and other limitations under applicable securities laws. Additionally, it is expected that former significant stockholders of PTI will have the right, in certain circumstances and subject to certain conditions, to require us to file a registration statement covering the resale of the shares that they receive in the merger, which would permit these shares to be resold without restriction. In addition, each of our founding stockholders who purchased shares of common stock from us prior to its initial public offering have the right, in certain circumstances and subject to certain conditions, to require us to file a registration statement covering the resale of such shares of common stock and, as applicable in certain circumstances, the founding director warrants and the common stock underlying such warrants held by such persons. Consequently, at various times after completion of the merger, a substantial number of additional shares of our common stock will be eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares and of the warrants. Notwithstanding the foregoing, the shares of our common stock held by our founding stockholders (other than the shares of our common stock issuable upon exercise of the founding director warrants or shares of our common stock purchased following the announcement of the merger) are subject to escrow agreements and will not be released from escrow until the earliest of (i) March 2, 2009, (ii) our liquidation (in which case they will have no value) and (iii) the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our initial business combination, if any, with a target business. Additionally, the SEC has taken the position that promoters or affiliates of a blank check company and their transferees, both before and after a business combination, would act as an "underwriter" under the Securities Act of 1933, as amended, when reselling the securities of a blank check company. Accordingly, the SEC believes that those securities can be resold only through a registered offering or in accordance with the requirements of Rule 144 under the Securities Act.

Our directors and executive officers have interests in the merger that are different from yours because if the merger is not approved then the shares held by them may become worthless.

        In considering the recommendation of our board of directors to vote for the proposal to approve the merger agreement, you should be aware that a number of our executives and members of our board have interests in the merger that are different from, or in addition to, your interests as a stockholder. These interests include, among other things:

  •
  If the merger is not approved and we are therefore required to dissolve and liquidate, the shares of common stock purchased prior to its initial public offering and held by our executives and directors will be worthless because our directors and officers are not entitled to receive in respect of such shares any of the net proceeds of our initial public offering that may be distributed from our trust account upon liquidation. If the merger is not approved and we are therefore required to dissolve and liquidate, such executive officers and directors will, however, be entitled to receive their share of the net proceeds of our initial public offering that may be distributed from our trust account with respect to any shares of our common stock purchased in or following our initial public offering. In addition, the warrants held by such persons for which they paid an aggregate of $1 million, which will be exercisable at the completion of the merger for 833,334 shares of our common stock, will expire without value in the event that we are required to liquidate.

  •
  Larry N. Feinberg, our chairman, and Joel D. Liffmann, our president and chief operating officer and a director of Oracle, have entered into promissory notes in which they each agreed to lend to us an amount up to $100,000 upon our request. Amounts loaned to us under this arrangement bear interest at a rate per annum of 5.1%, compounded annually. As of February 28, 2008, $62,500 was outstanding under each promissory note for a total outstanding of $125,000. If we do not complete the merger by March 8, 2008, we will be forced to liquidate, and Messrs. Feinberg and Liffmann will have no right to repayment of their loans from the proceeds of the trust account, in which case the loans would be unsecured claims against us.

  •
  If the merger is not approved and we are therefore required to dissolve and liquidate, Messrs. Feinberg and Liffmann have each agreed on a joint and several basis to be personally liable to ensure that the proceeds from our initial public offering held in the trust account are not reduced by the claims of (i) various vendors or other entities for services rendered or products sold to us or (ii) any prospective target business that we did not pay, or reimburse, for the fees and expenses of third party service providers to such target which we agreed in writing to be liable for, in each case only to the extent the payment of such debts and obligations actually reduces the amount of funds in the trust account (or, in the event that such claim arises after the distribution of the trust account, to the extent necessary to ensure that our former stockholders other than Messrs. Feinberg and Liffmann are not liable for any amount of such loss, liability, claim, damage or expense). If the merger is completed, these indemnification obligations will terminate.

  •
  If the merger is completed, we will be required to pay the underwriters in our initial public offering the deferred underwriters' fee in the amount of $2.4 million, which amount is subject to reduction by $0.16 per each share that is converted into a pro rata portion of the trust account. George Bickerstaff III, one of our current directors prior to the completion of the merger and currently a Managing Director of CRT Capital LLC, will indirectly benefit from this transaction as a result of his interest in CRT Capital LLC, which will receive 87.5% of this fee, which will equal $2.1 million assuming no shares of our common stock are converted.

  •
  If the merger is completed, and to the extent not inconsistent with the guidelines of FINRA and the rules and regulations of the SEC, we have agreed to pay to CRT Capital Group LLC, as its non-exclusive agent for the solicitation of the exercise of our warrants, a commission equal to

    2% of the exercise price for each warrant exercise solicited by CRT Capital Group LLC. In addition, CRT Capital Group LLC has a right of first refusal to perform all investment banking services for us through the later of (i) one year from the closing of our initial business combination and (ii) March 8, 2008, and thus if the merger is completed, this arrangement will be extended to the first anniversary of the completion date. As a Managing Director of CRT Capital LLC, Mr. Bickerstaff will indirectly benefit from these arrangements as a result of his interest in CRT Capital LLC.

  •
  After the completion of the merger, Messrs. Liffmann and Feinberg, as well as Per G. H. Lofberg, who is currently a director of Oracle, and Kevin C. Johnson, who is currently a director of both Oracle and PTI, will continue as directors of Oracle. As such, they will be entitled to receive compensation under the combined company's non-employee director compensation policies.

The amount of stock held by executive officers, directors and other affiliates following the merger may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

        Upon consummation of the merger, executive officers, directors and affiliates of the combined company will beneficially own approximately 40% of the combined company's common stock. These stockholders can have a substantial influence on all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of the combined company, which in turn could have a material adverse effect on the market price of the common stock or prevent stockholders from realizing a premium over the market price for their shares of common stock.

The lack of diversification in the business of the combined company following the merger affects the combined company's ability to mitigate the risks that it may face or to offset possible losses that it may incur as a result of competing in the life sciences industry.

        The prospects for the combined company's success will be entirely dependent upon the future performance of a single business. The combined company may not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, the combined company's lack of diversification may subject it to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which the combined company operates subsequent to the business combination, and result in the combined company's dependency upon the development or market acceptance of a single or limited number of products or services.

The combined company may acquire other businesses or form joint ventures that could harm its operating results, dilute your ownership of the combined company, increase its debt or cause it to incur significant expense.

        As part of the combined company's business strategy, it may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements. The combined company also may pursue strategic alliances that leverage its core technology and industry experience to expand its product offerings or distribution. PTI has no experience with respect to acquiring other companies and limited experience with respect to the formation of collaborations, strategic alliances and joint ventures. If it makes any acquisitions, the combined company may not be able to integrate these acquisitions successfully into its existing business, and it could assume unknown or contingent liabilities. Any future acquisitions by the combined company also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm operating results. Integration of an acquired company also may divert management resources that otherwise would be available for ongoing development of PTI's existing business. The combined company may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and it may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

        To finance any acquisitions, the combined company may choose to issue shares of its common stock or securities convertible into its common stock as consideration, which would dilute your interest in the combined company. If the price of the combined company's common stock is low or volatile, it may not be able to acquire other companies for stock. Alternatively, it may be necessary for the combined company to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to the combined company, or at all, and to the extent such funds are available, such financing may include restrictive covenants that could hinder the ability of the combined company to obtain additional financing, if necessary.

The combined company will incur significant increased costs, and its financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm the combined company's stock price and listing on the NASDAQ Global Market.

        As a public company, the combined company will incur significant legal, accounting and other expenses. PTI has not incurred these expenses as a private company, and we have incurred these expenses only to a limited extent, resulting from the lack of an operating business. In addition, the Sarbanes-Oxley Act of 2002, and rules of the SEC, and the NASDAQ Global Market have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. The combined company's management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase the combined company's legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for the combined company to obtain and maintain director and officer liability insurance, and the combined company may be required to incur substantial costs to maintain the same or similar coverage.

        The Sarbanes-Oxley Act of 2002 requires, among other things, that the combined company maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, the combined company must perform system and process evaluation and testing of its internal control over financial reporting to allow management and its independent registered public accounting firm to report on the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with the annual report on Form 10-K for the fiscal year ending December 31, 2008. The combined company's compliance with Section 404 of the Sarbanes-Oxley Act will require that it incur substantial accounting expense and expend significant management efforts.

        The effectiveness of the combined company's controls and procedures may in the future be limited by a variety of factors, including:

  •
  faulty human judgment and simple errors, omissions or mistakes;

  •
  fraudulent action of an individual or collusion of two or more people;

  •
  inappropriate management override of procedures; and

  •
  the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

        If the combined company is not able to comply with the requirements of Section 404 in a timely manner, or if the combined company or its independent registered public accounting firm identify deficiencies in its internal control over financial reporting that are deemed to be material weaknesses, the combined company may be subject to delisting from any exchange on which its securities are then traded, SEC investigation and civil or criminal sanctions.

        The combined company's ability to successfully implement its business plan and comply with Section 404 requires it to be able to prepare timely and accurate financial statements. We expect that the combined company will need to continue to improve existing, and implement new operational and financial and accounting systems, procedures and controls to manage its business effectively.

        In recognition of the increased complexity of the requirements of PTI's financial reporting function upon becoming a public company, PTI's auditors identified a significant deficiency relating to the adequacy of its accounting function during their audit of PTI's 2006 financial statements. PTI has only recently hired a chief financial officer, who is expected to become the chief financial officer of the combined company, but neither PTI nor Oracle currently has an internal audit group or employees experienced in SEC reporting, and the combined company will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

        Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause the combined company's operations to suffer, and it may be unable to conclude that its internal control over financial reporting is effective and to obtain an unqualified report on internal controls from its auditors as required under Section 404 of the Sarbanes-Oxley Act. If the combined company is unable to complete the required Section 404 assessment as to the adequacy of its internal control over financial reporting, if it fails to maintain or implement adequate controls, or if its independent registered public accounting firm is unable to provide it with an unqualified report as to the effectiveness of its internal control over financial reporting as of the date of its first Form 10-K for which compliance is required, its ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of the combined company's internal control over financial reporting and in the accuracy of its periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act. A lack of investor confidence in the reliability and accuracy of the combined company's public reporting could cause its stock price to decline.

The combined company's management will have broad discretion to use our available cash following the merger, and the combined company's investment of these resources may not yield a favorable return. We may invest the available cash in ways you disagree with.

        The combined company's management has broad discretion as to how to spend and invest the cash that will be available to us upon completion of the merger and distribution from the trust fund, and the combined company may spend or invest these capital resources in a way with which its stockholders may disagree. Because the combined company is not required to allocate cash to any specific investment or transaction, you cannot determine at this time the value or propriety of its application of these resources. Accordingly, you will need to rely on the combined company's management's judgment with respect to the use of this cash. Moreover, you will not have the opportunity to evaluate the economic, financial or other information on which the combined company bases its decisions on how to use this cash. The combined company's management may use this capital for corporate purposes that do not immediately enhance the combined company's prospects for the future or increase the value of your investment. As a result, you and other stockholders may not agree with the combined company's decisions. Pending full use in its business, the combined company plans to invest the available cash in short-term, investment-grade, interest bearing securities. These investments may not yield a favorable return to stockholders.

Some provisions of the combined company's charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of the combined company by others, even if an acquisition would be beneficial to stockholders, and may prevent attempts by stockholders to replace or remove the combined company's management.

        If approved by our stockholders at the special meeting related to the proposed merger with PTI, provisions in the combined company's proposed Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire the combined company, or for a change in the composition of its board of directors or management to occur, even if doing so would benefit its stockholders. These provisions include:

  •
  authorizing the issuance of "blank check" preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

  •
  dividing the board of directors into three classes;

  •
  limiting the removal of directors by the stockholders;

  •
  eliminating cumulative voting rights and therefore allowing the holders of a majority of the shares of Oracle's common stock to elect all of the directors standing for election, if they should so choose;

  •
  prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of stockholders;

  •
  eliminating the ability of stockholders to call a special meeting of stockholders; and

  •
  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

        In addition, the combined company is subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by the combined company's board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to the combined company's stockholders.

Neither PTI nor Oracle has ever declared or paid dividends on its capital stock, and we do not anticipate paying dividends in the foreseeable future. As a result, you must rely on stock appreciation for any return on your investment.

        The combined company's business will require significant funding, and the combined company will initially invest more in sales and marketing and research and development than it expects to earn from sales of ChemoFx. The combined company currently plans to invest all available funds and future earnings in the development and growth of its business. Therefore, we do not anticipate paying any cash dividends on the combined company's common stock in the foreseeable future. Any payment of cash dividends will also depend on the combined company's financial condition, results of operations, capital requirements and other factors and will be at the discretion of the combined company's board of directors. As a result, capital appreciation, if any, of the common stock will be your sole source of potential gain for the foreseeable future. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends, including pursuant to the terms of debt agreements.

The combined company's ability to utilize PTI's historical federal and state net operating loss carryforwards may currently be limited or may become limited.

        As of December 31, 2006, PTI had net operating loss carryforwards for federal and state income tax purposes of $48.5 million and $47.6 million, respectively. If not utilized, these carryforwards will expire between 2008 and 2026. Generally, utilization of a company's net operating loss carryforwards may be subject to substantial annual limitations due to rules contained in the Internal Revenue Code (and similar state provisions) that are applicable if the company experiences an "ownership change." Generally, a change of more than 50% in the ownership of a company's stock, by value, over a three-year period constitutes an ownership change for United States federal income tax purposes. PTI believes that there have been prior ownership changes for this purpose and that there will be substantial limitations on the future utilization of its federal and state net operating loss carryforwards. Additionally, even if there were no ownership changes previously, it is possible that the merger, when considered together with past transactions and potential future transactions, could trigger an ownership change for this purpose. As a result, the combined company's ability to use its net operating loss carryforwards may be or become subject to substantial limitations, which could potentially result in increased future tax liability for the combined company and in the expiration of PTI's net operating loss carryforwards before they can be used.

Risks Concerning PTI's Business

        If the proposed business combination with PTI is consummated, which cannot be assured, risks applicable to PTI would also be applicable to the combined business, including the following:

PTI's financial results depend on sales of one test, ChemoFx, and it will need to generate sufficient revenues from this and other tests to run its business.

        To date, PTI has a single commercial product offering, ChemoFx. As a result, for the foreseeable future, it expects to derive substantially all of its revenues from sales of ChemoFx. PTI has sold ChemoFx commercially since 1997, but it has only been selling the currently-marketed enhanced version of this test since July 2006. PTI is in the early stages of research and development for other products that it may offer, as well as enhancements to ChemoFx. PTI is not currently able to estimate when it may be able to commercialize any additional products or enhancements to ChemoFx or whether it will be successful in doing so. If PTI is unable to increase sales of ChemoFx or successfully develop and commercialize other products, its revenues and its ability to achieve profitability would be impaired.

If third-party payors, including managed care organizations and Medicare, do not provide adequate coverage and reimbursement for ChemoFx, its commercial success and PTI's revenue stream could be harmed.

        ChemoFx has a current list price of $450 per drug or drug combination tested. The average order is typically for six to eight drugs, and the average invoiced price has been approximately $3,300 per test billed. PTI's average net revenue per test billed is less than the average invoiced price because many payors currently do not provide coverage or reimburse PTI for ChemoFx. Those payors that cover and reimburse for ChemoFx generally pay amounts approximating billed charges, but in some cases PTI may receive substantially less. Physicians and patients may decide not to order ChemoFx unless third-party payors, such as managed care organizations and government payors, including Medicare, pay a substantial portion of the test's price. There is significant uncertainty concerning third-party coverage and reimbursement of any test incorporating new technology, including ChemoFx. PTI does not know the extent or type of coverage for other predictive tests offered by its competitors. However, one of these competitors, Oncotech, has been specifically identified in some non-coverage decisions by third-party payors. Some major insurance carriers, including Aetna, Cigna, and United Healthcare, have non-coverage policies in place for the category of chemosensitivity and chemoresistance assays. While ChemoFx is not specifically named in these policies, and PTI has had individual claims for ChemoFx paid by these insurers on a case-by-case review, PTI could be identified specifically in these non-coverage decisions in the future, which would adversely affect its ability to receive reimbursement for ChemoFx. Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor's determination that ChemoFx is:

  •
  not experimental or investigational;

  •
  medically necessary;

  •
  appropriate for the specific patient;

  •
  cost-effective; and

  •
  supported by peer-reviewed publications.

        Since each payor makes its own decision as to whether to establish a policy to cover and reimburse for PTI's test, seeking these approvals is a time-consuming and costly process. To date, PTI has secured prospective coverage and payment for its test in gynecologic cancers from Highmark Medicare Services, PTI's Medicare Part B carrier, which governs all Medicare claims with respect to ChemoFx, regardless of the location of the patient or physician. As a result of this coverage and payment decision, PTI receives reimbursement from Medicare upon its initial claim submission for the ChemoFx test in gynecologic cancers, rather than on a case-by-case basis. However, Highmark retains the ability to change its coverage and reimbursement policies at any time. Additionally, PTI has secured payment for the test from over 425 commercial payors on a case-by-case basis. Because it does not have coverage policies in place with commercial payors, in the event that PTI is not paid upon initial claims submission it must pursue an appeal with a commercial payor in order to be reimbursed for ChemoFx. The number and levels of appeal are unique to each insurance company, but it often takes an extended period of time for claims to be fully resolved. For example, of PTI's gross billings to commercial payors for the year ended December 31, 2005, 57% of such gross billings remained under appeal as of September 30, 2007, and PTI may not ultimately receive reimbursement for many of these gross billings. Of the gross billings to commercial payors for the year ended December 31, 2005 for which the appeals process and any efforts to collect remaining balances from the patient have ended, PTI was reimbursed for 71% of such gross billings. While PTI is working towards obtaining coverage policies from commercial payors that currently do not provide coverage for ChemoFx or otherwise reimburse only on a case-by-case basis, it cannot be certain that coverage or reimbursement for ChemoFx will be provided in the future by any commercial payors.

        Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments review and evaluate evidence on the benefits and effectiveness of new technologies, among other things, and may be used by third-party payors and healthcare providers, such as Blue Cross and Blue Shield plans, which collectively provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a test or procedure. While ChemoFx has not specifically been evaluated by these organizations, negative technology assessments have been issued regarding the category of chemotherapy sensitivity and resistance assays, or CSRAs. For example, in September 2004, two technology assessments, one conducted by the Blue Cross and Blue Shield Association's Technology Evaluation Center, and one conducted by a working group from the American Society of Clinical Oncology, or ASCO, concluded that current clinical data related to CSRAs did not support the routine use of these assays. There can be no assurance that PTI will be able to obtain favorable technology assessments for ChemoFx that would help it to obtain favorable coverage policies from health plans. Even if PTI obtains such policies from third-party payors, insurers may withdraw their policies, cancel their contracts with PTI at any time or stop covering and reimbursing PTI for its test, which would reduce its revenue.

        Since 2004, Highmark Medicare Services has instructed PTI to use a non-specific pathology billing code for ChemoFx because there is no specific billing code for the test. Highmark also has established a payment rate for the test in accordance with a fee schedule. If the test is classified under a specific billing code in the future, the Medicare payment rate for ChemoFx would likely be established at a national level by the Centers for Medicare and Medicaid Services, or CMS, the agency responsible for implementing the Medicare program. PTI cannot predict the full payment impact of a classification of the test under a specific billing code.

        In 2006, CMS considered whether a provider may bill its Medicare contractor for claims for chemosensitivity tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained or whether such claims must be incorporated in the payment that the hospital receives for its services related to the patient's inpatient stay. Effective January 1, 2007, CMS issued a final rule clarifying that the date of service for chemosensitivity tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained may be the date on which the test was performed, but only if the patient's physician orders the chemotherapeutic agents to be tested at least 14 days following the date of the patient's discharge from the hospital and if other specified conditions are met. To the extent the agents to be tested are ordered prior to the end of this 14-day period, the date of service should be considered to be the tissue collection date, which may result in the test being considered a part of the inpatient stay, and therefore any payment would be included in the overall payment amount that the hospital receives. Hospitals associated with existing customers were notified of this policy in the first quarter of 2007, and hospitals associated with new customers are notified as part of PTI's general in-service policies. During the nine months ended September 30, 2007, the number of patients whose physician order date for the specific chemotherapeutic agents to be tested was within 14 days of the patient's discharge date was approximately 5% of PTI's total testing population, including both Medicare and non-Medicare patients. Since January 1, 2007, PTI has billed the Medicare contractor for all of the tests on Medicare beneficiaries, of which 15% may ultimately be considered billable to hospitals.

        If CMS or its contractor determines that overpayments were made for processed claims that were previously paid, a refund may be sought from PTI. Although PTI does not anticipate the government conducting a postpayment review to recoup payments or otherwise impose penalties for pre-2007 claims involving its tests performed on specimens collected during a hospital stay and for which it billed Highmark, there can be no assurance that such events would not occur. If overpayments are assessed or penalties are imposed, this could have a material adverse impact on PTI's business and financial condition.

        Third-party payors have increased their efforts to control the cost, utilization and delivery of healthcare services. In addition, from time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation, and further reductions in reimbursement for Medicare services may be implemented. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, authorized a demonstration project to apply competitive bidding to certain clinical laboratory tests. A competitive bidding demonstration has not yet been established, although the preliminary steps to develop the demonstration have begun. PTI's tests have not been identified for the demonstration. It is not clear whether competitive bidding will be applied more broadly to all clinical laboratory services under Medicare in the future and, if so, whether this would impact payment for ChemoFx.

        Reductions in the reimbursement rates of other third-party payors have also occurred and may occur in the future. These measures have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry. Although PTI may seek payment for ChemoFx from patients when a claim has been denied, it is subject to an increased risk of nonpayment if payors do not reimburse PTI for the test. If PTI is unable to obtain coverage and reimbursement, or if the payment amount is inadequate, its ability to generate revenues from ChemoFx would be limited.

PTI has a history of losses, and it expects to incur net losses for the foreseeable future.

        PTI has incurred substantial net losses since its inception. For the years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2007, PTI had a net loss of $5.8 million, $4.7 million, $8.6 million and $10.0 million, respectively. From its inception in April 1995 through September 30, 2007, PTI had an accumulated deficit of approximately $63.1 million. PTI has financed its operations primarily through private placements of its equity securities. To date, it has generated only minimal revenues, and it may never achieve revenues sufficient to offset expenses. PTI expects to devote substantially all of its resources to continue commercializing ChemoFx and to develop enhancements to ChemoFx and additional products, if any.

        In recent years, PTI has incurred significant costs in connection with the development of ChemoFx. For the years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2007, PTI's research and development expenses were $3.0 million, $2.8 million, $4.7 million and $3.6 million, respectively. It expects its research and development expense levels to continue to increase for the foreseeable future as it seeks to enhance its existing product and develop new products. As a result, PTI will need to generate significant revenues in order to achieve profitability. Its failure to achieve profitability in the future could cause the market price of the combined company's common stock to decline.

        PTI expects to incur additional losses this year and in future years, and it may never achieve profitability. In addition, it does not expect to become profitable through sales of ChemoFx or any future products that it may develop, if any, for a number of years. Even if PTI achieves profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

The ability of ChemoFx to predict tumor responsiveness to selected types of chemotherapy has not yet been demonstrated in clinical outcome studies in cancer types other than ovarian cancer and may, therefore, prove to be less accurate than PTI currently believes.

        While PTI receives tumor samples from, and performs testing on, many cancer types, it currently lacks multiple published clinical studies in a variety of cancer types supporting the accuracy and reliability of ChemoFx in predicting tumor responsiveness to a range of chemotherapies in numerous indications. All of PTI's completed clinical outcome studies have been in patients with ovarian cancer. PTI is currently participating in clinical studies of patients with breast cancer, but these studies have not been completed, nor has PTI conducted any clinical studies in patients with other cancers. In addition, consistent with industry practice, all of PTI's clinical studies to date have been at least in part company-sponsored, with doctors or institutions participating in the study generally receiving a customary and nominal payment from PTI. For these reasons, among others, physicians may be slow to adopt ChemoFx.

        Any long-term clinical data that PTI generates may not be consistent with its existing data and may demonstrate diminished usefulness. PTI may also determine that certain patient characteristics, such as drug metabolism rates, could affect actual in vivo tumor response rates to particular chemotherapies, which could lead to misleading or contradictory data on the usefulness of ChemoFx. Moreover, there can be no assurance that cultivated tumor cells will react in the same manner as in vivo tumor cells. These possibilities could reduce demand for ChemoFx, significantly reduce PTI's ability to achieve expected revenues and prevent it from becoming profitable. If the results of its research and clinical studies, including the results of its ongoing clinical studies, do not convince leading oncologists, guidelines organizations, such as the National Comprehensive Cancer Network, or NCCN, commercial payors or patients that ChemoFx is accurate and reliable, or such studies do not show that its test adds enough value to affect prevailing clinical practice, demand for, and successful commercialization of, ChemoFx and any future products that PTI may develop would be impaired.

PTI may experience limits on its revenues or future sales growth if only a small number of physicians and patients decide to use its test, which is not currently recommended for use as a standard of care by existing clinical guideline organizations.

        If a sufficient number of medical practitioners do not order ChemoFx or any future tests developed by PTI, PTI will likely not be able to create sufficient demand for its products for it to become profitable. To generate demand, PTI will need to continue to educate oncologists, surgeons and pathologists about the potential clinical benefits of ChemoFx and any future products that it may develop. PTI believes that physicians will not use its test unless they determine, based on published, peer-reviewed journal articles, presentations at scientific conferences and one-on-one education by its sales force, that its test provides accurate, reliable and cost-effective information that is useful in choosing among chemotherapy treatment regimens. In addition, PTI will need to demonstrate its ability to obtain adequate coverage and reimbursement from third-party payors. In order for ChemoFx sales to grow, PTI must continue to market to, and educate, oncologists that have used its test, and it must continue to encourage other gynecologic oncologists and oncologists treating other cancers to incorporate its test into their standard clinical practice. If these physicians do not adopt its test, PTI's business and financial results will suffer.

        Existing clinical practice guidelines of ASCO and NCCN for the treatment of patients with ovarian, breast, lung, colon and other cancers do not currently address the use of CSRAs such as ChemoFx. PTI is aware of one company, Genomic Health, whose genomic-based diagnostic test for certain breast cancers was recently included in ASCO's updated clinical practice guidelines on the use of breast cancer tumor markers to evaluate whether a patient should receive chemotherapy. Until CSRAs are included in similar but separate clinical guidelines which would determine which chemotherapy agent may be optimal, physicians may be reluctant to order ChemoFx. As PTI completes its ongoing clinical studies and expands its sales and marketing efforts, it will seek to establish relationships with key opinion leaders, such as physicians who are affiliated with these guideline organizations, in order to have ChemoFx evaluated as a potential addition to clinical practice guidelines, although this process may take several years and PTI may not ultimately be successful. Moreover, because PTI's test provides information not currently provided by pathologists, and it is performed at its facility rather than by the pathologist in a local laboratory, pathologists may be reluctant to support the test, which support is generally necessary in order for PTI to receive samples of a patient's tumor for testing. With an average invoice price of $3,300 per test billed, PTI's test may be seen by some patients as expensive. In addition, since the price of its test is based upon the number of therapeutic agents or combinations of therapeutic agents that PTI is requested to test by the ordering physician, as the number of available therapeutic agents increases, the average cost of its test may also increase. Some patients may not agree with their practitioner's recommendation to order PTI's test due to its high price, part or all of which may be payable directly by the patient, particularly if the applicable third-party payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use PTI's test, patients may still decide not to use ChemoFx for a number of reasons, including a desire to pursue a particular course of therapy regardless of test results. If only a small portion of PTI's target patient population uses its test, PTI will experience limits on its revenues and its ability to achieve profitability.

If PTI fails to attract and retain highly skilled scientists, clinicians, salespeople and members of management, or to retain its current executive management team, it may be unable to manage its growth or successfully develop or further commercialize its products and technologies.

        PTI's success depends largely on the skills, experience and performance of key members of its executive management team, its continued ability to attract, retain and motivate highly qualified personnel and its ability to develop and maintain relationships with leading academic institutions, clinicians and scientists. PTI is particularly dependent on the efforts of Sean McDonald, its president and chief executive officer, David Heilman, its chief financial officer, Sharon Kim, its vice president of corporate development, Michael Gabrin, its chief technology officer, and Matt Marshall, its vice president of sales and marketing. The efforts of PTI's management team will be critical as it continues to develop its technologies and testing processes. PTI expects to enter into employment agreements with its executive officers in anticipation of the closing of the proposed merger with PTI, and under these agreements its officers may elect to terminate their employment with PTI at any time. If PTI loses one or more of these key employees, it may experience difficulties in competing effectively, developing its technologies and implementing its business strategies. All of PTI's employees are at-will, which means that either PTI or the employee may terminate employment at any time with little or no notice. In the case of PTI's executive officers, however, the employment agreements provide for the payment of post-termination compensation in the event of termination without cause and provide for additional post-termination compensation and acceleration of stock option vesting in the event of termination without cause or resignation for good reason following a change of control. PTI currently maintains key-person life insurance only on Sean McDonald, its president and chief executive officer. PTI may discontinue this insurance in the future, it may not continue to be available on commercially reasonable terms or, if continued, it may prove inadequate to compensate PTI for any loss of Mr. McDonald's services.

        PTI is a small company with a payroll of 80 employees as of September 30, 2007, over one-third of whom joined PTI in the last 12 months. To continue its commercialization and product development activities, PTI will need to expand its employee base for managerial, operations, development, regulatory, sales, marketing, financial and other functions. Future growth will impose significant added responsibilities on management. The failure to fill one or more of these positions could adversely impact PTI's business.

        PTI's research and development programs and commercial laboratory operations depend on its ability to attract and retain highly skilled scientists and technicians, including biostatisticians, licensed laboratory technicians, pharmacologists and software engineers. PTI competes with life sciences companies to attract and retain qualified scientists and technicians in the future. PTI also faces competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. If it is not able to attract and retain the necessary personnel as needed to accomplish its business objectives, PTI may experience constraints that will adversely affect its growth plans and its ability to support its research, product development and sales programs.

        PTI's success also depends on its ability to attract and retain salespeople with extensive experience in oncology and close relationships with medical oncologists, surgeons, pathologists and other hospital personnel. As of September 30, 2007, PTI's sales force consisted of 23 individuals focused on direct sales and other marketing functions and 8 individuals focused on customer service and support in the clinical market. A majority of these employees have been hired in the last 12 months. To meet the projected growth of its business, PTI will need to significantly increase the size of its sales force, and it may not be able to recruit, hire and train a sufficient number of sales personnel in a short time frame, which could cause a delay or decline in the rate of adoption of PTI's test. PTI may also market ChemoFx and any future products it develops, if any, through collaborations and distribution agreements with diagnostic, biopharmaceutical and other life science companies. There can be no assurance that PTI will be able to establish and maintain a successful sales force or establish collaboration or distribution arrangements to market ChemoFx and any future products that PTI may develop. If PTI is unable to implement an effective marketing and sales strategy, it will be unable to grow its revenues and execute its business plan, which would have an adverse effect on its business, financial condition and results of operations.

If PTI is unable to support demand for its products, its business may suffer.

        PTI only began the expanded commercialization of the enhanced version of ChemoFx in July 2006, and it has limited experience in performing the enhanced version of the test and even more limited experience in processing large volumes of tests. There can be no assurance that PTI will be able to perform tests on a timely basis at a level consistent with demand. If PTI encounters difficulty meeting market demand for ChemoFx, its reputation could be harmed and its future prospects and its business could suffer.

        In order to meet future projected demand for its test and fully utilize its current clinical laboratory or additional contemplated facilities, PTI will have to increase the volume of patient samples that it is able to process. PTI may need to expand laboratory capacity by opening a new facility, and it will need to hire and train additional personnel, continue to develop and implement additional automated systems to perform its tests and continue to streamline its billing and customer service functions. PTI has installed laboratory information systems over the past few years to assist in the workflow of its test, analyze the data generated by its test and report the results. If these systems do not work effectively as PTI scales up its processing of patient samples, PTI may experience processing or quality control problems and may experience delays or failures in its operations. These problems, delays or failures could adversely impact the promptness and accuracy of PTI's transaction processing, which could impair its ability to grow its business, generate revenue and achieve and sustain profitability.

        PTI may also experience periods during which processing of its test results is delayed. While PTI attempts to minimize the likelihood of any future delays, processing problems and backlog may nevertheless occur, resulting in the loss of customers and/or revenue and an adverse effect on PTI's results of operations.

Clinical studies using ChemoFx may not be completed successfully, in a timely manner, or at all.

        PTI has limited clinical data concerning the benefits of ChemoFx. Clinical studies are expensive, typically take many years to complete and have uncertain outcomes. PTI is currently conducting or participating in five company-sponsored clinical studies. These studies are currently expected to be completed over the next several years, although some of the studies are controlled by third parties and the expected timing of completion and publication of the results of these studies may be revised by such parties. The completion of these clinical studies or the commencement of future studies may be prevented, delayed or halted, or the studies may have uncertain outcomes, for numerous reasons, including, but not limited to, the following:

  •
  patients do not enroll in, or enroll at the expected rate, or complete a clinical study;

  •
  patients do not comply with study protocols;

  •
  patients do not return for post-treatment follow-up at the expected rate;

  •
  sites participating in an ongoing clinical study may withdraw, requiring PTI to engage new sites;

  •
  PTI experiences difficulties or delays associated with bringing clinical sites on-line;

  •
  third-party clinical investigators decline to participate in PTI's clinical studies, do not perform the clinical studies on the anticipated schedule or consistent with the investigator agreement, clinical study protocol, good clinical practices, and other institutional review board, or IRB, requirements;

  •
  third-party organizations do not perform data collection and analysis in a timely or accurate manner;

  •
  regulatory inspections of PTI's clinical studies require it to undertake corrective action or suspend or terminate its clinical studies;

  •
  PTI's business becomes subject to changes in U.S. federal, state, or foreign governmental regulations or policies;

  •
  interim results are inconclusive or unfavorable as to immediate and long-term accuracy or reliability;

  •
  the study design is inadequate to demonstrate accuracy and reliability; or

  •
  IRBs or regulatory authorities do not approve a clinical study protocol, force PTI to modify a previously approved protocol or place a clinical study on hold.

        Clinical failure can occur at any stage of a study. PTI's clinical studies may produce negative or inconclusive results, and PTI may decide, or regulators may require it, to conduct clinical or non-clinical testing in addition to studies PTI may have planned. PTI's failure to adequately demonstrate the accuracy and reliability of ChemoFx or any future products that it may develop would limit its ability to sell the test, which would have a negative impact on its results of operations.

        PTI has current agreements with two contract research organizations, or CROs, to perform data collection and analysis and other aspects of its clinical studies, which may increase the cost and complexity of its studies. PTI also currently has agreements with approximately 40 clinical investigators at medical institutions that are or will be serving as sites for its ongoing studies. PTI depends on these investigators and institutions, as well as any additional CROs that it may engage, to perform the studies properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to PTI's clinical protocols or for other reasons, its clinical studies may have to be repeated, extended, delayed or terminated. Many of these factors are beyond PTI's control. While it does not believe that it is substantially dependent on any one of these third- party relationships for the success of its clinical studies, PTI may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in clinical studies as a result of the failure to perform by third parties, PTI's research and development costs would increase, and it may not be able to complete its clinical studies without excessive delay. To the extent that clinical studies are necessary to continue to commercialize ChemoFx, each of these outcomes could harm PTI's ability to effectively market ChemoFx or to become profitable.

        PTI has also entered into clinical study collaborations with highly regarded organizations in the cancer field, including the National Surgical Adjuvant Breast and Bowel Project, or NSABP, and US Oncology Research, a national healthcare services network dedicated exclusively to cancer treatment and research. PTI's success in the future depends in part on its ability to enter into agreements with other leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Additionally, organizations often insist on publishing the primary endpoints of the study prior to any collaborator-initiated publications of the clinical data resulting from the study. While the publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining coverage and reimbursement for a test such as ChemoFx, PTI's inability to control when results are published may delay or limit its ability to derive sufficient revenues from ChemoFx or any future tests or products that it may develop, if any.

If PTI is unable to compete successfully, it may be unable to increase or sustain its revenues or achieve profitability.

        PTI currently competes directly with providers of chemoresistance tests, including companies such as Oncotech and Genzyme. These companies may have significantly greater resources than PTI. Chemoresistance tests may be sold at a lower price than ChemoFx. Physicians and patients may not attribute any added benefit to ChemoFx and may elect to order competitive chemoresistance tests instead of ChemoFx. Moreover, Oncotech recently announced that it had entered into a binding letter of intent to be acquired by Exiqon, a Danish supplier of gene expression analysis products. PTI can not yet predict what impact, if any, the acquisition will have on Oncotech and PTI's competitive position, although the combination could provide Oncotech with significantly greater resources and distribution channels, enabling it to compete more effectively with PTI. PTI is also aware of a number of smaller companies and laboratories that are performing chemoresistance tests, chemosensitivity tests, or both.

        The current ChemoFx test requires live tumor tissue. Competition exists and may continue to arise from tests analyzing genetic material that can be performed on fixed or archived tissue. Although PTI is exploring the possibility of developing genomic-based tests, a number of pharmaceutical and diagnostics companies already have genomic-based predictive tests in development. These potential competitors have widespread brand recognition and substantially greater financial and technical resources, development, production and marketing capabilities than PTI does. These genomic-based tests may be lower-priced, less complex tests that could be viewed by physicians and third-party payors as functionally equivalent to cell-based tests such as ChemoFx, which could force PTI to lower the list price of ChemoFx and which would negatively impact its operating margins and its ability to achieve profitability. If PTI is unable to compete successfully against current or future competitors, whether providers of cell-based or gene-based diagnostic tests, it may be unable to gain or increase market acceptance for and sales of ChemoFx, which could negatively affect its revenues or prevent PTI from achieving or sustaining profitability.

New product development involves a lengthy and complex process, and PTI may be unable to commercialize any of the tests it is currently developing or introduce new products in a timely manner, which could cause its test to become obsolete and its revenues to decline.

        The life sciences industry is characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements and evolving industry standards. PTI's future success depends on its ability to continually improve its current test and services, develop and introduce, on a timely and cost-effective basis, new products and services that address the evolving needs of its customers and pursue new market opportunities that develop as a result of technological and scientific advances in the life sciences industry. In particular, PTI believes that it is important that it add additional cancer therapies to its test as well as new therapies as they are approved and used in the treatment of cancer. Some of these new opportunities, including some biologics and anti-angiogenesis agents, may be outside the scope of PTI's existing test and expertise or in areas that have unproven market demand. Additionally, the utility and value of any new products and services PTI develops may not be accepted in the markets served by the new products. The inability to gain market acceptance of new products and services could harm PTI's future operating results. Unanticipated difficulties or delays in enhancing its existing test and related services with enhanced or new products and services in sufficient quantities to meet customer demand could diminish future demand for ChemoFx and adversely affect PTI's future operating results.

        To date, PTI has focused substantially all of its research and development efforts on the response of solid tumors to standard chemotherapy agents. PTI is developing enhancements to ChemoFx, and it has devoted considerable resources to research and development. For example, PTI is currently conducting research on the extension of its testing platform to biologics and anti-angiogenesis agents, as well as developing tests that incorporate genomic information. To do so, PTI may need to overcome technological challenges and build experience with genomics. There can be no assurance that PTI's technologies will be capable of reliably indicating the response of certain cancers to these agents in a manner necessary to be clinically and commercially useful in physicians' decision-making process for selecting patient treatments, or that PTI will be able to successfully incorporate genomic information into its testing process. PTI may never realize any commercial benefit from its research and development activities in these areas.

        At any point, PTI may abandon development of a test or test enhancement, or it may be required to expend considerable resources repeating clinical studies, which could delay commercialization and market acceptance of those tests. In addition, as it attempts to develop new tests, PTI will have to make significant investments in research and development and marketing and selling resources. If a clinical validation study fails to demonstrate the benefits of a given test, PTI would likely abandon the development of that test, which could harm its business.

        Even if PTI successfully develops new products or enhancements or new generations of its existing test, they may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. Additionally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, the potential need for regulatory clearance and uncertainty over third-party coverage and reimbursement. In the event that new products do not gain market acceptance or PTI's existing test loses market share, its revenues and profitability would be adversely affected.

PTI's research and development efforts will be hindered if it is not able to obtain access to tissue samples.

        PTI's development efforts rely on its ability to secure access to live tumor cells from tissue samples, and, to some extent, on information pertaining to their associated clinical outcomes. The process of negotiating access to tissue samples is lengthy since it can involve numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights and informed consent of patients, publication rights, intellectual property ownership and research parameters. If PTI is not able to gain access to live tumor tissue samples with hospitals and collaborators, or if other laboratories or competitors secure access to these samples before PTI, its ability to enhance ChemoFx and develop any future products will be limited or delayed. Moreover, if the clinical data associated with the samples that PTI obtains is incorrect or incomplete, then its ability to develop additional products may be significantly impaired. Finally, government regulation in the United States and foreign countries could result in restricted access to, or use of, human tissue samples or other biological materials. If tighter restrictions are imposed on the use of related clinical information or other information generated from tissue or other biological materials, PTI's research and development programs and its business could be harmed.

If PTI's research collaborators or scientific advisors terminate their relationships with PTI or develop relationships with a competitor, its ability to develop and to commercialize ChemoFx or any future products could be adversely affected.

        PTI currently has relationships with approximately 20 research collaborators and scientific advisors at academic and other institutions who conduct research at its request, and PTI expects to increase these numbers as it expands its clinical studies program. These research collaborators are not employees of PTI. As a result, PTI has limited control over their activities and, except as otherwise required by its collaboration or advisory agreements, can expect only limited amounts of their time to be dedicated to PTI's activities. Although PTI does not believe that its current research efforts are substantially dependent on any one of its existing collaborations or advisory relationships, its ability to expand its current test or develop future tests will depend in part on the establishment and continuation of these collaborations. In particular, PTI may need to rely significantly on third parties in connection with its efforts to integrate genomics into its current testing platform. PTI may be unable to establish necessary collaborations on acceptable terms, or at all, and its existing collaborations may be terminated or be unsuccessful. If PTI is unable to enter and successfully complete any required collaborations, its ability to develop and commercialize its tests could be adversely affected.

        PTI's research collaborators and scientific advisors may have relationships with other commercial entities, some of which could compete with PTI. While PTI's research collaborators and scientific advisors sign agreements that provide for the confidentiality of its proprietary information and the results of studies conducted at its request, PTI may not be able to maintain the confidentiality of its technology and other confidential information in connection with every collaboration. The dissemination of PTI's confidential information could have a material adverse effect on its business.

PTI relies on single suppliers for some of its laboratory instruments and materials and may not be able to find replacements in the event the supplier no longer supplies that equipment.

        PTI relies on Dynamic Devices to supply some of the laboratory equipment with which it performs the ChemoFx test. PTI also relies on HyClone, a subsidiary of Thermo Fisher Scientific Inc., for the provision of fetal bovine serum, a reagent used in the cell culture process. PTI does not have supply agreements with these vendors, but it periodically forecasts its needs and enters into standard purchase orders with these vendors based on these forecasts. PTI believes that there are relatively few additional suppliers of these products that are currently capable of supplying the equipment and materials necessary at the specifications it demands. Even if it were to identify other suppliers of these products, there can be no assurance that PTI will be able to enter into agreements with these suppliers on a timely basis on acceptable terms, or at all. If PTI encounters delays or difficulties in securing supply of either of these products from the vendor, it may need to reconfigure its test process, which would result in an increase in costs or an interruption in sales. If any of these events occur, PTI's business and operating results would be harmed.

If PTI's sole laboratory facility becomes inoperable, it will be unable to perform its ChemoFx test, and its business will be harmed.

        PTI relies on a single clinical laboratory facility in Pittsburgh, Pennsylvania to process patient samples for ChemoFx, and it has no alternative facilities. The facility may be harmed or rendered inoperable by natural or man-made disasters, including flooding and power outages, which may render it difficult or impossible for us to perform tests for some period of time. Although PTI has insurance coverage for flooding due to drainage overflows, it does not maintain flood insurance. PTI's facility and the equipment it uses to perform its tests would be costly and could require substantial lead time to repair or replace. Moreover, destruction or damage to automated equipment and computers used in the testing process caused by extreme environmental conditions, such as heat or electrical power surges beyond the capacity or due to the failure of equipment in place to prevent such conditions, could result in the interruption of laboratory operations, the loss of information and the inability to conduct PTI's business.

        Because PTI's business requires manipulating and analyzing large amounts of data, the loss or corruption of source code, financial, clinical, scientific or experimental information due to system failure, physical destruction of storage media, failure of internal or third party applications, or malicious actions of an employee or outside person, may result in significant lost opportunity, cost and financial liability. In addition, other uncontrollable events, including loss of utilities, HVAC failure and forced evacuation by governing authorities, may temporarily inhibit PTI's ability to conduct business or process specimens. PTI's property and business interruption insurance may not be sufficient to cover all of its potential losses and may not continue to be available to it on acceptable terms, or at all. The inability to perform its ChemoFx test may result in the loss of customers or harm PTI's reputation, and it may be unable to regain those customers in the future.

        In order to establish a redundant laboratory facility, if necessary, PTI would be required to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility would be subject to certification under CLIA and licensed by several states, which can take a significant amount of time and result in delays in PTI's ability to begin commercial operations at that site.

If PTI uses chemical, biological or other hazardous materials in a manner that causes injury, it could be liable for damages.

        PTI's business currently requires the controlled use of potentially harmful chemical and biological materials. PTI cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, PTI could be held liable for any resulting damages, and any liability could exceed its resources or any applicable insurance coverage it may have. PTI currently has product liability coverage up to $1 million per occurrence, and up to $5 million in the aggregate, which includes coverage for claims relating to hazardous materials subject to certain exceptions and exclusions as set forth in the insurance policy. Additionally, PTI is subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations might be significant and could negatively affect PTI's operating results.

If PTI is sued for product liability, it could face substantial liabilities that exceed its resources.

        The marketing, sale and use of ChemoFx could lead to the filing of product liability claims if someone alleges that the test failed to perform as it was intended. PTI may also be subject to liability for errors in the information it provides to physicians or for a misunderstanding of, or inappropriate reliance upon, the information it provides. A product liability claim could result in substantial damages and be costly and time consuming for PTI to defend. There can be no assurance that PTI's insurance would fully protect it from the financial impact of defending against product liability claims. As described above, PTI currently has product liability insurance, but any product liability claim brought against PTI, with or without merit, could increase its insurance rates or prevent it from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to PTI's reputation, result in the withdrawal of its test from the market or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could impact PTI's results of operations.

Risks Concerning the Regulation of PTI's Business

        If the proposed business combination with PTI is consummated, which cannot be assured, certain regulatory risks applicable to PTI would also be applicable to the combined business, including the following:

Complying with numerous regulations pertaining to PTI's business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties or loss of PTI's ability to conduct its business.

        PTI is subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA, which is administered by CMS, is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The failure to comply with CLIA requirements can result in enforcement action, including the revocation, suspension or limitation of PTI's CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties. PTI must maintain CLIA compliance and certification to be eligible to bill for services provided to Medicare beneficiaries, and PTI will be required to achieve CLIA certification for any new laboratory facility in which it may conduct testing. If PTI is found out of compliance with CLIA program requirements and subjected to sanction, its business could be harmed.

        PTI has a current certificate of accreditation under CLIA to perform testing. To renew this certificate, PTI is subject to survey and inspection every two years, and it expects that it will be inspected within the next 12 months. Moreover, CLIA inspectors may make random inspections of PTI's laboratory. Currently, CLIA regulations do not include specific standards for a live cell or chemoresponse specialty. If a new sub-specialty is created under CLIA that is applicable to ChemoFx, PTI may be required to comply with new standards in order to maintain a certificate of accreditation to perform testing.

        PTI is also required to maintain a license to conduct testing in Pennsylvania. Pennsylvania laws establish standards for day-to-day operation of its clinical laboratory, including the training and skills required of personnel and quality control. Several states, including Florida, New York, Rhode Island, Maryland and California, require that PTI hold licenses to test specimens from patients residing in those states, and it currently holds licenses in all these states. Other states have similar requirements or may adopt similar requirements in the future. Finally, PTI may be subject to regulation in foreign jurisdictions if it seeks to expand international distribution of its test.

        If PTI were to lose its CLIA certification, whether as a result of a revocation, suspension or limitation, it would no longer be able to conduct its test, which would curtail its revenues and materially harm its business. If PTI were to lose its license in states where it is required to hold licenses, it would not be able to test specimens from those states, which could materially harm its business.

        The clinical laboratory testing industry is highly regulated, and there can be no assurance that the regulatory environment in which PTI operates will not change significantly and adversely in the future. In addition to CLIA regulation, PTI is subject to other areas of regulation by both the federal and state governments that may affect its ability to conduct business, including, without limitation:

  •
  federal and state laws and regulations relating to billing and claims payment applicable to clinical laboratories and regulatory agencies enforcing those laws and regulations;

  •
  coverage and reimbursement levels by Medicare, Medicaid and other governmental payors and private insurers;

  •
  the federal Anti-kickback Law, which prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which the payment may be made under governmental healthcare programs such as Medicare and Medicaid, and comparable state anti-kickback prohibitions;

  •
  the federal physician self-referral law, commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician (or a member of the physician's family) has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral, and the state equivalents;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which creates federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information, and the state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA;

  •
  state laws regarding prohibitions on fee-splitting;

  •
  the Medicare civil money penalty and exclusion requirements; and

  •
  the federal civil and criminal False Claims Act, which prohibits individuals or entities from knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent, and the state law equivalents.

        The risk of PTI's possibly being in violation of these laws and regulations is increased by the fact that many of them conceivably cover a very broad range of conduct. Furthermore, the boundary between permitted and unpermitted conduct has in many instances not been clearly delineated by the regulatory authorities or the courts. These statutes and regulations are very complicated and therefore subject to varying interpretations. Any action brought against PTI for a violation of these laws or regulations, even if PTI were to successfully defend against it, could cause PTI to incur significant legal expenses and to divert PTI's management's attention from the operation of its business. If PTI's operations are found to be in violation of any of these laws and regulations, it may be subject to any applicable penalty associated with the violation, including substantial civil and criminal penalties, damages, fines or administrative penalties, including exclusion from federal healthcare programs such as Medicare and Medicaid. PTI could also be required to refund payments received, and it could be required to curtail or cease its operations. Any of the foregoing consequences could seriously harm its business and its financial results.

        PTI expects that there will continue to be new healthcare legislation, regulations and other policies at the federal, state and local levels. PTI has developed its commercialization strategy for ChemoFx based on currently applicable laws and existing healthcare policies. Changes in laws and healthcare policies, such as the creation of broad limits for diagnostic products in general or requirements that Medicare patients pay for portions of its tests or services received, could substantially impact the sales of ChemoFx, increase its costs or divert management's attention. PTI cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on its business, financial condition and results of operations.

If the FDA subjects PTI's laboratory-developed tests to regulation as medical devices, PTI could incur substantial costs for ChemoFx to meet requirements for premarket clearance or approval and experience significant delays in commercializing ChemoFx and any future products that it may develop.

        Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory-developed tests, or LDTs, also known as "homebrew" tests. LDTs are regulated under CLIA as well as by applicable state laws. Instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories that are sold and distributed as products through interstate commerce are regulated as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations. Medical devices are subject to extensive regulation by the FDA and other federal, state and local authorities. These regulations are wide ranging and govern, among other things, the design, development, testing, manufacture, premarket clearance and approval, labeling, sale, promotion and distribution of medical device products. Achieving and maintaining compliance with FDA requirements is costly and burdensome, and failure to comply with applicable regulations, if required, can result in fines, suspension or operational shutdown, recalls or seizure of products, and other civil and criminal penalties.

        The FDA maintains that it has the authority to regulate LDTs as diagnostic medical devices, but it has stated that it would exercise enforcement discretion to refrain from regulating most LDTs. The FDA has instead regulated LDTs through its authority to regulate the primary components of most LDTs and also relied upon the CLIA certification process, which provides assurance that high complexity laboratories have the expertise to develop and use LDTs that are accurate and reliable. PTI has commercially launched ChemoFx and offers it as an LDT. Accordingly, PTI believes that ChemoFx is not subject to regulation as a medical device under current FDA policies.

        The FDA's regulation of LDTs is in flux. Therefore, there can be no assurance that ChemoFx will not be subjected to FDA regulation. For example, the FDA is in the process of extending medical device regulation to tests that the agency calls "In Vitro Diagnostic Multivariate Index Assays," or IVDMIAs. The FDA has issued draft guidance stating the FDA's intention to regulate IVDMIAs even if they are LDTs. No final guidance has been issued by the FDA. PTI does not know which tests may be covered by the final guidance when issued, when such guidance may be issued or what form of approval process, quality control and other medical device regulation may be required. There can be no assurance that the FDA will agree with PTI's view that ChemoFx is not subject to FDA regulation as an IVDMIA or otherwise, or that it will not become subject to FDA regulation either through new enforcement policies adopted by the FDA or new legislation enacted by Congress.

        If ChemoFx, or PTI's tests under development, become subject to regulation as medical devices, PTI may be required to obtain premarket clearance or approval from the FDA in order to market such tests, and the time and expense needed to obtain clearance or approval of its tests under development could be significant. PTI does not have experience obtaining FDA approval for ChemoFx, or its tests under development, and if premarket clearance or approval were required, it might be forced to stop marketing ChemoFx until it could be obtained. There can be no assurance that any such premarket clearance or approval could ever be obtained.

If PTI is required to conduct clinical studies to obtain FDA clearance or approval of its test, those studies could lead to delays or failure to obtain such approvals and harm its ability to become profitable.

        Any premarket notification or premarket approval that PTI would submit to the FDA would need to be supported by clinical data. There can be no assurance that the FDA would deem the clinical studies PTI has conducted and are now conducting sufficient to support premarket clearance or approval, and PTI could be required to conduct new clinical studies. Delays in the commencement or completion of such clinical testing could significantly increase its product development costs and delay product commercialization. The successful completion of clinical studies is subject to a number of risks, including those described under "Risk Factors—Clinical studies using ChemoFx may not be completed successfully, in a timely manner, or at all." If clinical studies required by the FDA are delayed as a result of these factors, or the data from the studies do not demonstrate the safety and efficacy of ChemoFx, PTI's ability to obtain FDA clearance or approval would be impaired.

The FDA could regulate PTI as a device manufacturer, and its non-compliance with regulatory requirements could result in an adverse FDA enforcement action against it.

        If PTI were to be regulated as a device manufacturer, it would need to comply with other FDA requirements in addition to obtaining premarket clearance or approval. For example, device manufacturers need to register their facility with the FDA and list their devices with the FDA. In addition, device manufacturers must comply with applicable provisions of the Quality System Regulation. This regulation requires device companies to, among other things, maintain certain types of records, develop design controls, establish manufacturing procedures and processes, evaluate complaints, initiate corrective and preventative actions, and implement controls over vendors. Device manufacturers must also comply with the Medical Device Reporting regulation, which requires that reports be filed with the FDA if a device causes or contributes to a death or serious injury, or if a malfunction of the device occurs and a recurrence of the malfunction could cause or contribute to a death or serious injury. Device companies may also need to submit reports to the FDA if they initiate corrections or removals of marketed devices. The FDA regulates and restricts the advertising and promotion of marketed devices. It could be costly for PTI to comply with any such regulations.

        The failure to comply with the FDA's requirements for device manufacturers could result in enforcement action. These enforcement actions may include inspection of the facility, issuance of a warning letter, imposition of civil penalties, withdrawal of marketing clearance or approval, product recalls, seizure of product, injunction, disgorgement or restitution and criminal prosecution. Any such action would have a material adverse effect on PTI's business.

Congress could create additional regulatory burdens for PTI's test, which could cause it to incur additional costs or experience delays in the commercialization of ChemoFx.

        Certain members of Congress have introduced legislation regarding laboratory testing, which may apply to ChemoFx or PTI's future products under development. For example, on March 1, 2007, Senator Edward Kennedy introduced the Laboratory Test Improvement Act which, if enacted as introduced, would deem all LDTs to be medical devices subject to labeling and registration requirements as set forth in the bill. On March 23, 2007, Senator Barack Obama introduced the Genomics and Personalized Medicine Act of 2007, which, if enacted as introduced, would call for an Institute of Medicine, or IOM, study to make recommendations to improve federal oversight and regulation of genetic tests and would also require the Secretary of the U.S. Department of Health and Human Services, or HHS, to implement a decision matrix, taking into consideration the recommendations of the IOM report, to improve the oversight and regulation of genetic tests. In addition, on September 27, 2007, President George W. Bush signed into law the Food and Drug Administration Amendments Act of 2007, which included an amendment, introduced by Senator Obama, calling for the IOM to conduct a study to assess the overall safety and quality of genetic tests and prepare a report that includes recommendations to improve federal oversight and regulation of genetic tests, if a report on genetics and genomics is not completed by the Secretary's Advisory Committee on Genetics, Health and Society, or SACGHS, by July 2008. The SACGHS issued its draft report on November 5, 2007. It is possible that the findings of the SACGHS or IOM report may result in increased regulatory burdens for PTI to continue to offer ChemoFx.

PTI could face significant monetary damages and penalties and/or exclusion from the Medicare and Medicaid programs if it violates health care anti-fraud and abuse laws.

        PTI's failure to meet governmental requirements under laws and regulations relating to billing practices and relationships with physicians and hospitals could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of its laboratories. While PTI believes that it conducts its operations and relationships with care in an effort to meet all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage PTI's reputation and adversely affect important business relationships it has with third parties.

Compliance with the HIPAA security regulations and privacy regulations may increase PTI's costs.

        Under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by health care providers, such as PTI. The HIPAA privacy and security regulations, which became fully effective in April 2003 and April 2005, respectively, establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and availability of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

  •
  the circumstances under which uses and disclosures of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for PTI's services and healthcare operations activities;

  •
  a patient's rights to access, amend and receive an accounting of certain disclosures of protected health information;

  •
  the content of notices of privacy practices for protected health information; and

  •
  administrative, technical and physical safeguards required of entities that use or receive protected health information.

        PTI has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a "floor" and do not supersede state laws that are more stringent. Therefore, PTI is required to comply with both federal privacy regulations and varying state privacy laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, PTI must comply with the laws of those other countries. The federal privacy regulations restrict PTI's ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties.

        In addition to the HIPAA provisions described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely, and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical information without patient consent. Penalties for violation of these laws include sanctions against a laboratory's state licensure, as well as civil and/or criminal penalties. Moreover, although the HIPAA statute and regulations do not expressly provide for a private right of damages, PTI also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information. Compliance with such rules could require PTI to spend substantial sums, which could negatively impact its profitability.

        Finally, the HIPAA transaction standards also are subject to differences in interpretation by payors. For instance, some payors may interpret the standards to require PTI to provide certain types of information, including demographic information not usually provided to PTI by physicians. As a result of inconsistent application of transaction standards by payors or its inability to obtain certain billing information not usually provided to it by physicians, PTI could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. In addition, new requirements for additional standard transactions, such as claims attachments or use of a national provider identifier, could prove technically difficult, time-consuming or expensive to implement.

Risks Related to PTI's Intellectual Property

        If the proposed business combination with PTI is consummated, which cannot be assured, certain intellectual property risks applicable to PTI would also be applicable to the combined business, including the following:

PTI's competitive position depends on maintaining intellectual property protection, which is difficult and costly, and it may not be able to ensure the protection of proprietary rights.

        In order to remain competitive, PTI must develop and maintain protection on the key aspects of its technology. PTI relies on a combination of patents, copyrights and trademarks, confidentiality and material data transfer agreements, licenses and invention assignment agreements to protect its intellectual property rights. PTI also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position. PTI believes that it protects this information with reasonable security measures.

        PTI's patents and patent applications generally relate to cell culturing techniques, as well as assays for evaluating the in vitro response of cultured tumor cells to drug treatment, and assays for characterizing the cultured cells on a genotypic and phenotypic level. PTI intends to file additional patent applications in the United States and abroad to strengthen its intellectual property rights. Patent applications that PTI files may not result in issued patents, and there can be no assurance that any patents that might issue will protect its technology. PTI's issued patents as well as patents issued to PTI in the future may be challenged by third parties as being invalid or unenforceable. Further, third parties may independently develop similar or competing technologies that are not covered by PTI's patents. PTI cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect its proprietary rights to the same or similar extent as the laws in the United States.

        The patent position of life science companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of PTI's intellectual property. Even if PTI is able to obtain patents covering its products or methodologies, any patent may be challenged, invalidated, held unenforceable or circumvented. The existence of a patent will not necessarily prevent other companies from developing similar or scientifically equivalent products that compete with PTI's products. Further, its patent portfolio may not protect it from claims of third parties that its products infringe their issued patents, which may require licensing and the payment of significant fees or royalties, and there can be no assurance that such licenses would be available on commercially reasonable terms, or at all. Competitors may successfully challenge PTI's patents, produce similar products that do not infringe its patents, or manufacture products in countries where PTI has not applied for patent protection or that do not respect its patents. Accordingly, PTI cannot predict the breadth of claims that may be allowed or enforced in its patents, its licensed patents or in third party patents.

        PTI also relies on trade secrets and other unpatented proprietary information to protect its technology, especially where it does not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. PTI believes that it uses reasonable efforts to protect its trade secrets and other unpatented proprietary information. PTI requires all employees and technical consultants working for it to execute confidentiality agreements, which provide that all confidential information developed or made known to them during the course of the employment, consulting or business relationship shall be kept confidential except in specified circumstances. There can be no assurance that these agreements will provide meaningful protection for PTI's trade secrets, know how or other proprietary information. Despite these confidentiality agreements and other measures taken to protect PTI's trade secrets and other unpatented intellectual property, unauthorized parties might copy aspects of its technology or obtain and use information that PTI regards as proprietary. Additionally, PTI's employees, consultants, advisors and partners may unintentionally or willfully disclose its proprietary information to competitors, and PTI may not have adequate remedies for such disclosures. Enforcing a claim that a third party illegally obtained and is using any of PTI's inventions or trade secrets would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside of the United States are sometimes less willing to protect trade secrets. Moreover, PTI's competitors may independently develop equivalent or similar knowledge, methods and know-how. If PTI is unable to protect and maintain the proprietary nature of its technologies, its business operating results and financial condition could be materially adversely affected.

        PTI's agreements with employees and consultants generally provide that all inventions conceived by the individual while providing services to PTI are assigned to it. There can be no assurance that employees and consultants will abide by the confidentiality or assignment terms of these agreements. In addition, if PTI's employees, consultants, advisors and partners develop inventions or processes independently or jointly with PTI that may be applicable to its products under development, disputes may arise about ownership or proprietary rights to those inventions and processes.

PTI may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and it may be unable to protect its rights to, or commercialize, its products.

        If PTI chooses to go to court to stop someone else from making, using or selling the inventions claimed in patents it owns or licenses from others, that individual or company has the right to ask the court to rule that these patents are invalid or unenforceable. These lawsuits are expensive and would consume time and other resources even if PTI were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that PTI does not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that the other party's activities do not infringe these patents or that it is in the public interest to permit the infringing activity.

        In addition, from time to time, PTI may receive notices from third parties of claims for infringement, misappropriation or misuse of such other parties' proprietary rights. Some of these claims may lead to litigation or other action, and there can be no assurance that PTI will prevail in these actions, or that such actions will not adversely affect its business, financial condition, or operation. An adverse determination in litigation or patent interference proceeding could subject PTI to significant financial liabilities to third parties or require it to seek licenses from third parties, which could include ongoing royalty obligations. If PTI is found to willfully infringe one or more third party patents, it could, in addition to other penalties, be required to pay treble damages. PTI may be unable to obtain necessary licenses, or unable to obtain necessary licenses on satisfactory or commercially feasible terms. If it does not have necessary licenses, PTI may be forced to redesign ChemoFx, or other aspects of its business, to avoid infringement. In such circumstances, PTI may be unable to successfully redesign the test, or such redesign may take considerable time, which could force it to reassess its business plans. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent PTI from performing the test, which would have a significant adverse impact on its business.

        The life sciences industry has produced a proliferation of patents, and it is not always clear to industry participants, including PTI, which patents cover various types of products or methods. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If PTI is sued for patent infringement, it would need to demonstrate that its products or methods do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid or unenforceable, and PTI may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents in the United States.

        Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and because publications in the scientific literature often lag behind actual discoveries, PTI cannot be certain that others have not filed patent applications for inventions covered by its licensors' or its issued patents or pending applications, or that it or its licensors were the first inventors. PTI's competitors may have filed, and may in the future file, patent applications covering subject matter similar to that of PTI. Any such patent application may have priority over PTI's or its licensors' patents or applications and could further require PTI to obtain rights to issued patents covering such subject matter. If another party has filed a U.S. patent application on inventions similar to those of PTI, it may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention in the

United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of PTI's U.S. patent position with respect to such inventions.

        Some of PTI's competitors may be able to sustain the costs of complex patent litigation more readily than it can because they have substantially greater resources. In addition, intellectual property litigation, regardless of outcome, is generally expensive and time-consuming, could divert management's attention from its business and could therefore have a material negative effect on PTI's business, operating results or financial condition.

        In addition, PTI relies on its trademarks, trade names and brand names to distinguish its products from the products of its competitors, and it has registered or applied to register many of these trademarks. There can be no assurance that PTI's trademark applications will be approved. Third parties may also oppose PTI's trademark applications, or otherwise challenge its use of the trademarks. In the event that PTI's trademarks are successfully challenged, it could be forced to rebrand its products, which could result in loss of brand recognition, and could require PTI to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe PTI's trademarks, or that it will have adequate resources to enforce its trademarks.

        Although it relies on copyright laws to protect the works of authorship, including software, that it creates, PTI does not register the copyrights in most of its copyrightable works. Copyrights of U.S. origin must be registered before the copyright owner may bring an infringement suit in the United States. Furthermore, if a copyright of U.S. origin is not registered within three months of publication of the underlying work, the copyright owner is precluded from seeking statutory damages or attorneys fees in any U.S. enforcement action, and is limited to seeking actual damages and lost profits. Accordingly, if one of PTI's unregistered copyrights of U.S. origin is infringed by a third party, it will need to register the copyright before it can file an infringement suit in the United States, and its remedies in any such infringement suit may be limited.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We do not own any real estate or other physical properties. Our headquarters are located at 200 Greenwich Avenue, 3rd Floor, Greenwich, Connecticut 06830. The cost to lease this space is included in the $7,500 per month fee Oracle Investment Management, Inc., an affiliate of Mr. Feinberg, charges us for general and administrative services pursuant to a letter agreement between us and Oracle Investment Management, Inc. We believe that our office facilities are suitable and adequate for our business as it is presently conducted. We believe that based on rents and fees for similar services in the Greenwich, Connecticut area, the fee which is charged by Oracle Investment Management, Inc. is at least as favorable as we could have obtained from an unaffiliated third party. Oracle Investment Management, Inc. has agreed to defer the payment of monthly fees for administrative and support services from December 1, 2007 until the completion of a business combination, if any.

Item 3.    Legal Proceedings

        We are not a party to any pending legal proceedings nor are we aware of any contemplated against us or any of our officers or directors in their capacity as such.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the company's security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

Market Information

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

	Common Stock		Warrants		Units
Quarter Ended
	High	Low	High	Low	High	Low
March 31, 2006(1)	$7.60	$7.50	$1.60	$1.25	$9.05	$8.00
June 30, 2006	$7.66	$7.15	$1.69	$1.23	$9.30	$8.50
September 30, 2006	$7.55	$7.25	$1.21	$0.90	$8.50	$8.20
December 31, 2006	$7.53	$7.30	$1.05	$0.89	$8.45	$8.25
March 31, 2007	$7.67	$7.55	$1.00	$0.82	$8.65	$8.50
June 30, 2007	$7.80	$7.63	$0.91	$0.79	$8.60	$8.58
September 30, 2007	$7.81	$7.66	$0.82	$0.09	$8.40	$7.80
December 31, 2007	$7.90	$7.75	$0.69	$0.002	$8.25	$7.85

(1)
Our units began trading on the OTC Bulletin Board on March 8, 2006. Our common stock and warrants, which formed part of the units sold in our initial public offering, became separable and commenced trading separately on the OTC Bulletin Board on March 17, 2006.

Holders of Common Equity

        On February 28, 2008, there were approximately eight holders of record of our common stock.

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

Performance Graph

        The graph below compares the cumulative total return of our common stock from March 17, 2006, the date our common stock first became separately tradable, through December 31, 2007 with the comparable cumulative total return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and the Dow Jones Industrial Average Index, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Cumulative Total Return on $100 Invested

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

    (2)
    Mr. Feinberg, Oracle's Chairman, is the managing member of each of LNF OHAC LLC and Oracle Healthcare Holding LLC and may be deemed to beneficially own the shares owned by them. For purposes of Section 16 of the Securities Exchange Act of 1934, as amended, or Section 16, Per G. H. Lofberg and Kevin C. Johnson may be deemed the beneficial owners of 62,500 shares of Oracle common stock and 62,499 shares of Oracle common stock, respectively, held of record as of the date hereof by Oracle Healthcare Holding LLC. Mr. Lofberg and Mr. Johnson each hold non-voting membership units in Oracle Healthcare Holding LLC. Mr. Lofberg and Mr. Johnson each disclaim any beneficial ownership of any of Oracle common stock held of record by Oracle Healthcare Holding LLC, except to the extent of each of their indirect pecuniary interest therein, and shall not be deemed an admission that the such persons are the beneficial owner of such securities for purposes of Section 16 or for any other purposes. In addition, because the membership units of Oracle Healthcare Holding LLC held by Mr. Lofberg and Mr. Johnson have no voting rights, neither of them has any right to vote or dispose of the shares of Oracle common stock held by Oracle Healthcare Holding LLC. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, LNF OHAC LLC and Oracle Healthcare Holding LLC each purchased 781,250 and 1,197,916 shares of Oracle's common stock, respectively, on September 22, 2005.

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

        As a condition to the closing of the proposed merger with PTI, each of the individuals and entities listed in the table above has agreed to have 50% of such shares redeemed by us, at the original purchase price per share, concurrently with the closing of the merger.

        During the past three years, we sold the following warrants to purchase common stock without registration under the Securities Act:

        On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Mr. Feinberg and Mr. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. We refer to these warrants as founding director warrants. Such warrants were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. Such warrants were sold to Messrs. Feinberg and Liffmann, each of whom is an accredited investor (as defined in Rule 501(a) of the Securities Act of 1933), in reliance upon the fact that the warrants were offered and sold in a transaction not involving a public offering. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 2, 2007 or (b) the completion of a business combination with a target business. The warrants expire on March 2, 2010. The warrants are redeemable by us at a price of $0.01 per warrant upon 30 days' notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

Warrant Holders	Number of Warrants
Joel D. Liffmann	416,667
Larry N. Feinberg	416,667

Total:	833,334

        The holders of the 3,750,000 shares discussed above (1,875,000 shares after the proposed redemption), together with the holders of the 833,334 founding director warrants (or the shares of common stock obtained upon the exercise of the founding director warrants), are entitled to registration rights pursuant to an agreement, dated March 2, 2006. The holders of the majority of, collectively, the 3,750,000 shares of common stock (1,875,000 shares after the proposed redemption) and the 833,334 founding director warrants (assuming, solely for the purpose of calculating a majority, that all of the founding director warrants have been exercised for shares of common stock) are entitled to make up to two demands that we register such common stock or founding director warrants, as the case may be. The holders can elect to exercise these registration rights at any time after the date on which the escrow period expires. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for more information regarding the escrow period. In addition, these holders have certain "piggy-back" registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

        Of the net proceeds from our unit offering, $113,500,000 has been placed in a trust account at Lehman Brothers Inc., maintained by Continental Stock Transfer & Trust Company acting as trustee. The proceeds will not be released from the trust account until the earlier of the completion of a business combination or our liquidation. We have had broad discretion with respect to the specific application of the net proceeds of our initial public offering, although substantially all of the net proceeds are intended to be generally applied in connection with a business combination with an operating company, including to finance the operations of the combined company following the proposed merger with PTI. Additionally, the proceeds held in the trust account will be used to pay the underwriters a deferred fee equal to 2% of the gross proceeds from the sale of the units in our initial public offering, or $2,400,000, less $0.16 for each share of common stock converted to cash in connection with our initial business combination, upon the consummation of our initial business combination; this portion of the proceeds held in the trust account will not be available for our use to acquire an operating business or upon the consummation of a business combination.

        We have agreed to pay Oracle Investment Management, Inc., an affiliate of Mr. Feinberg, a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe that, based on rents and fees for similar services in the area surrounding our offices in Greenwich, Connecticut, the fee charged by Oracle Investment Management, Inc. is at least as favorable as we could have obtained from an unaffiliated third party. Oracle Investment Management, Inc. has agreed to defer the payment of monthly fees for administrative and support services from December 1, 2007 until the completion of a business combination, if any.

        All of the gross proceeds from the sale of the founding director warrants, approximately $1,000,000, were not placed in trust or used to pay offering expenses, but rather were available for our ongoing use. We used the excess working capital (approximately $340,000) for premiums for director and officer liability insurance (approximately $240,000), with the balance of $100,000 being used for other expenses of structuring and negotiating our initial business combination, as well as for reimbursement of any out-of-pocket expenses incurred by our existing stockholders, officers and directors in connection with activities on our behalf as described below. Our due diligence of prospective target businesses has been performed by some or all of our officers, directors and existing stockholders and included engaging market research and valuation firms, as well as other third-party consultants. None of our officers, directors or existing stockholders has received any compensation for their due diligence efforts, other than reimbursement of any out-of-pocket expenses they may have incurred on our behalf while performing due diligence of prospective target businesses. Any reimbursement of out-of-pocket expenses would occur at our discretion. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. As compensation for its services in connection with fairness opinions, we paid to Duff & Phelps an initial non-refundable retainer of $100,000. If the merger is consummated, we must pay to Duff & Phelps an additional $150,000. We have also engaged Piper Jaffray & Co. in connection with the proposed business combination with PTI and have agreed to pay Piper Jaffray a fee equal to $750,000 upon the closing of the proposed business combination with PTI in addition to reasonable out-of-pocket expenses whether or not the proposed business combination with PTI is closed.

        If we complete a business combination, the out-of-pocket expenses incurred by our officers and directors prior to the business combination's closing will become an obligation of the post-combination business, assuming these out-of-pocket expenses have not been reimbursed prior to the closing. These expenses would be a liability of the post-combination business and would be treated in a manner similar to any other account payable of the combined business.

        In September 2005, Messrs. Feinberg and Liffmann each loaned $50,000 to us for the payment of expenses related to our initial public offering. Each note was non-interest bearing and was repaid on March 8, 2006.

        In December 2007, Messrs. Feinberg and Liffmann each entered into promissory notes in which they agreed to lend to us an amount up to $100,000 upon our request. Amounts loaned to us under this arrangement bear interest at a rate per annum of 5.1%, compounded annually. As of February 28, 2008, $62,500 was outstanding under each promissory note for a total amount outstanding under such promissory notes of $125,000. If we do not complete a business combination by March 8, 2008, we will be forced to liquidate, and Messrs. Feinberg and Liffmann will have no right to repayment of their loans from the proceeds of the trust account, in which case the loans would be unsecured claims against us.

        In connection with the proposed business combination with PTI, in the event PTI terminates the merger agreement because prior to our stockholders meeting, our board of directors has failed to recommend, or has withdrawn or modified in a manner adverse to PTI, its recommendation of the Merger Agreement and the merger or has approved an acquisition proposal regarding transactions other than those contemplated by the Merger Agreement with PTI, we may be obligated to pay to PTI a termination fee equal to $4,000,000, plus PTI's actual out of pocket fees and expenses (including fees and expenses of counsel, accountants, financial advisors, consultants and commitment and funding fees) actually incurred by PTI and its affiliates on or prior to termination of the merger agreement in connection with the transactions contemplated by the merger agreement.

        The net proceeds from our initial public offering held in the trust account and that are not immediately required for the purposes set forth above have been and will be invested only in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less, or any open ended investment company registered under the Investment Company Act that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act, or the Investment Company Act, so that we are not deemed to be an investment company under the Investment Company Act. The interest income earned on investment of the net proceeds not held in trust during this period has been and will be used to defray our general and administrative expenses, as well as costs relating to compliance with securities laws and regulations, including associated professional fees, until a business combination is completed.

        Neither we nor any other person or entity has paid or will pay any of our officers, directors or existing stockholders or any entity with which they are affiliated, any finders fee or other compensation for services rendered to us prior to or in connection with a business combination. However, our existing stockholders, officers and directors will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying a potential target operating business and performing due diligence on a suitable business combination. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. From its formation through February 28, 2008, we have paid approximately $17,688 for out-of-pocket expenses incurred by our officers, directors and special advisors. Additionally, Oracle Investment Management, Inc., an affiliate of Mr. Feinberg, has agreed that, from March 2, 2006 through the acquisition of a target business, it will make available to us office space and certain general and administrative services, as we may require from time to time. We have agreed to pay Oracle Investment Management, Inc. $7,500 per month for these services. Mr. Feinberg, our Chairman, will benefit from this transaction as a result of his interest in Oracle Investment Management, Inc. However, this arrangement is solely for our benefit and is not intended to provide Mr. Feinberg with compensation in lieu of a salary. We have not reserved any specific amount for such payments, which have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, has been or will be paid to any of the Oracle stockholders existing prior to its initial public offering, or any of their respective affiliates, for services rendered prior to or in connection with a business combination.

        A public stockholder will be entitled to receive funds from the trust account, including the amount representing the deferred portion of the underwriters' fee, in the event of our liquidation upon our failure to complete a business combination by March 8, 2008. A public stockholder will also be entitled to receive funds from the trust account, including the amount representing the deferred portion of the underwriters' fee, if that public stockholder were to convert shares into cash in connection with a business combination which the public stockholder voted against and which we actually consummate. In no other circumstances will a public stockholder have any right to or interest of any kind in the trust account.

        In the event of our liquidation, as described above, our existing stockholders, officers and directors will be entitled to receive funds from the trust account solely with respect to any shares of common stock which they purchased in or following our initial public offering.

        On completion of an initial business combination, the underwriters of our initial public offering will receive the deferred underwriters' discounts and commissions held in the trust account. If we are unable to complete an initial business combination and the trustee must therefore distribute the balance in the trust account on our liquidation, the underwriters have agreed (i) to forfeit any rights or claims to the deferred underwriting discounts and commissions in the trust account, and (ii) that the trustee is authorized to distribute the deferred underwriting discounts and commissions to the public stockholders on a pro rata basis.

Item 6.    Selected Financial Data

        The following is a summary of selected financial data for the period from September 1, 2005 (date of inception) to December 31, 2005, and for the fiscal years ended December 31, 2006 and December 31, 2007, which should be read in conjunction with our financial statements and the notes thereto:

SELECTED FINANCIAL DATA

Statement of Operations data

	Period from September 1, 2005 (inception) to December 31, 2005	Period from January 1, 2006 to December 31, 2006	Period from January 1, 2007 to December 31, 2007
Operating loss	$375	$513,158	$905,770
Gain on derivative liabilities	—	4,275,001	4,591,666
Interest income	749	4,792,743	6,134,470
Income taxes	—	1,637,145	2,412,958
Net Income	374	6,917,441	7,407,408
Weighted average number of shares outstanding (diluted)	3,750,000	19,031,708	22,258,647
Net income per share (diluted)	$0.00	$0.36	$0.33

        We have outstanding warrants pursuant to the terms of a Warrant Agreement, dated March 2, 2006 (the "Warrant Agreement"), which requires that we register the shares of common stock underlying the warrants but is silent as to the penalty to be incurred in the absence of the our ability to deliver registered shares to the warrant holders upon exercise of such warrants. Under EITF No. 00-19

"Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19"), registration of the common stock underlying such warrants is assumed to be not within our control. As a result, the we must assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires that we record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded in our statements of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or we are otherwise able to modify the registration requirements in the Warrant Agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants.

  Balance Sheet data

	December 31, 2005	December 31, 2006	December 31, 2007
Cash and cash equivalents	$71,320	$553,441	$24,189
Investments held in trust—restricted	—	116,628,857	119,971,851
Total assets	283,646	117,182,298	120,361,040
Derivative liabilities	—	15,516,667	10,925,001
Total liabilities	252,022	17,436,917	13,208,251
Common stock subject to possible conversion	—	23,340,795	24,035,226
Total stockholders' equity	31,624	76,404,586	83,117,563
Total liabilities and stockholders' equity	283,646	117,182,298	120,361,040

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        On March 8, 2006, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of our common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 2, 2007 or (b) the completion of a business combination with a target business. The warrants expire on March 2, 2010. The warrants are redeemable by us at a price of $0.01 per warrant upon 30 days' notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, to purchase common stock, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us.

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

        To date, our efforts have been limited to organizational activities, completion of our initial public offering and the evaluation of possible business combinations. In furtherance of our corporate purpose, on September 8, 2007, we entered into a letter of intent with Precision Therapeutics, Inc., or PTI, thereby extending the deadline to complete a business combination from September 8, 2007 to March 8, 2008. On October 17, 2007, we terminated the letter of intent with PTI because our management was informed by PTI's chief executive officer that, at a meeting held earlier that day, PTI's board of directors had determined to pursue an initial public offering of PTI rather than a business combination with Oracle.

        During early November 2007, the securities markets exhibited extreme volatility, and a number of pending public offerings were adversely impacted. On the evening of November 14, 2007, representatives of JP Morgan and Piper Jaffray, underwriters for PTI's proposed initial public offering, gave updates to PTI's management and board of directors on the capital markets and, in particular, the market for initial public offerings. Based on the recommendation of the underwriters, PTI management and the board of directors collectively determined to delay the initial public offering until at least the first quarter of 2008. Later that evening, negotiations in respect of this transaction with PTI were recommenced.

        On December 3, 2007, Oracle entered into the Merger Agreement by and among Oracle, PTI Acquisition Sub, Inc., Oracle's newly formed, wholly-owned subsidiary, and PTI, pursuant to which PTI Acquisition Sub, Inc. will merge with and into PTI, with PTI continuing as the surviving entity. The Merger Agreement was subsequently amended on January 24, 2008 and February 25, 2008. Following the Merger, Oracle anticipates changing its name to "Precision Therapeutics Corp." Because Oracle will have no other operating business following the merger, PTI will effectively become a public company at the conclusion of the merger. PTI is presently headquartered in Pittsburgh, Pennsylvania.

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

        In furtherance of our corporate purpose, on September 8, 2007, we entered into a letter of intent with PTI, thereby extending the deadline to complete a business combination from September 8, 2007 to March 8, 2008. On October 17, 2007, the letter of intent with PTI was terminated. On November 14, 2007, negotiations in respect of this transaction with PTI were recommenced. If we are unable to complete the business combination with PTI by March 8, 2008, we will be forced to liquidate. There can be no assurance that we will be able to complete a business combination in the time allotted. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their units in the initial public offering because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

        We incorporated on September 1, 2005 and had approximately $374 of net income for the fiscal year ended December 31, 2005. Net income was derived from approximately $749 of interest income reduced by approximately $375 of formation and operating expenses.

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

        For the fiscal year ended December 31, 2007, we had net income of approximately $7,407,408, derived primarily from a gain on a change in the warrant liability and income related to the cash held in our trust account. For the three months ended December 31, 2007, we had a net loss of approximately $7,171,635 derived primarily from a loss on a change in the warrant liability.

Liquidity and Capital Resources

        The net proceeds from our initial public offering, after deducting certain offering expenses of approximately $500,000, and an underwriting discount of $6,000,000, were approximately $113,500,000, all of which was placed into a trust account at Lehman Brothers Inc., maintained by Continental Stock Transfer & Trust Company acting as trustee. On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants to purchase common stock, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. The proceeds from the sale of these warrants are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of December 31, 2007, we had approximately $25,000 of proceeds available for such uses.

        Since we contemplate financing the proposed business combination with PTI via the issuance of additional shares of our common stock, we will not utilize all of the proceeds held in the trust account in connection with a business combination. Instead, after consummation of the merger with PTI and payment of deferred legal and underwriting fees, we plan to use certain of the proceeds currently held in the trust account to finance operations of the combined company following the merger. If we consummate the merger with PTI, then we will issue our common stock in exchange for PTI's common stock outstanding at the time of closing and holders of outstanding options and warrants to purchase PTI common stock will receive our common stock upon exercise of such options and warrants.

        In order to provide us with sufficient cash to fund its operations through the consummation of a business combination, if any, Messrs. Feinberg and Liffmann have each entered into promissory notes with us pursuant to which they have each agreed to lend up to $100,000 upon our request. Amounts loaned under such notes bear interest at a rate per annum of 5.1%, compounding annually. As of February 28, 2008, $62,500 was outstanding under each promissory note for a total amount outstanding under such promissory notes of $125,000. If do not complete the merger with PTI by March 8, 2008, we will be required to liquidate, and the lenders will have no right to repayment thereunder from the proceeds of the trust account, as a result of which the loans will remain as unsecured claims against us. We may also need to raise additional funds through a private offering of debt or equity securities if such funds are required to complete a business combination with PTI.

        Our primary liquidity requirements through March 8, 2008 include approximately $400,000 for expenses for the due diligence and investigation of PTI which includes legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; $180,000 for administrative services and support payable to Oracle Investment Management, an affiliate of Mr. Feinberg, representing an aggregate of $7,500 per month for up to 24 months; $80,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $340,000 for general working capital that will be used for miscellaneous expenses and reserves, as well as for director and officer liability insurance premiums. Oracle Investment Management, Inc. has agreed to defer the payment of monthly fees for administrative and support services from December 1, 2007 until the completion of a business combination, if any. If we do not complete the merger with PTI by March 8, 2008, Oracle Investment Management, Inc. will have no right to repayment of such fees from the proceeds in the trust account, and amounts owed to Oracle Investment Management, Inc. will remain as unsecured claims against us.

        In connection with the initial public offering, we agreed to pay the underwriters additional underwriting fees of up to $2,400,000, which the underwriters have agreed to defer until the consummation of our initial business combination. We expect that such fees will be paid out of the proceeds held in the trust account. This payment is subject to reduction by $0.16 per share of our common stock that is converted into a pro rata portion of the trust account. If we complete a business combination, we will also be required to repay any amounts we have borrowed from Messrs. Feinberg and Liffmann pursuant to the promissory notes discussed above under which they each agreed to loan up to $100,000 upon our request. If we do not complete the merger by March 8, 2008, Messrs. Feinberg and Liffmann will have no right to repayment thereunder from the proceeds of the trust account, and the loans will remain as unsecured claims against us. If a merger is completed by March 8, 2008, we expect that such balances will be repaid out of the proceeds held in the trust account. In the event that the proposed business combination with PTI is not completed, and we are required to liquidate, we will distribute to our public stockholders the principal and accumulated interest in the trust account, including the amount representing the deferred portion of the underwriters' fee held in the trust account following the consummation of our initial public offering.

        The issuance of additional capital stock, including upon conversion of any convertible debt securities we may assume in a business combination, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

  •
  may significantly reduce the equity interest of our stockholders; and

  •
  may adversely affect prevailing market prices for our common stock.

        Similarly, if we issue debt securities, it could result in:

  •
  default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

  •
  acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

  •
  an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

  •
  our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

        As of January 31, 2008, the proceeds in the trust account were invested in a money market fund. The average credit rating in the portfolio of the money market fund was Aaa/AAA, as rated by Moody's and S&P.

Off-Balance Sheet Arrangements

        As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than our payments to Oracle Investment Management, Inc., which Oracle Investment Management, Inc. has agreed to defer from December 1, 2007 until the consummation of our initial business combination, if any, and any such amounts owed to Messrs. Liffmann and Feinberg under the promissory notes entered into with each of them as described above.

Contractual Obligations and Commitments

        Our contractual obligations are set forth in the following table as of December 31, 2007:

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Administrative Fees Obligations(1)	$39,465	$39,465	—	—	—
Total	$39,465	$39,465	—	—	—

(1)
The administrative fees obligations represent the full amount of rent payable to Oracle Investment Management, Inc., equal to $7,500 per month, for office space, utilities and personnel, through March 8, 2008, which Oracle Investment Management, Inc. has agreed to defer from December 1, 2007 until the consummation of Oracle's initial business combination, if any.

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

        We make a significant estimate in connection with our calculation of our current and deferred tax liability. Our current provision for income taxes reflects the application of federal, state and local statutory rates to our net income before taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

        On August 9, 2006, we filed a Current Report on Form 8-K stating that we were required to restate our financial statements contained within our Form 8-K dated March 10, 2006 and Form 10-Q for the three months ended March 31, 2006 to reflect the reclassification of the warrants issued as part of the units in our initial public offering as a liability in accordance with Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", or EITF 00-19. This issue arose as a result of comments the Securities and Exchange Commission has made in connection with similar blank check companies, each of such companies having a warrant structure similar to ours.

        There is a significant estimate related to the valuation of our derivative liabilities through December 31, 2007. This valuation through December 31, 2007 was based on the market value of our warrants. We have outstanding warrants pursuant to the terms of a Warrant Agreement, dated March 2, 2006, which provides for us to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19 registration of the common stock underlying our warrants is assumed to be not within our control. As a result, we must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires us to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or we are otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment.

        The value assigned to the warrant liability at March 8, 2006 (the date of issuance) was $19,791,688. Amounts reported as warrant liability expense in our statements of operations resulting from the change in valuation of the warrant liability was $10,925,001 for the fiscal year ended December 31, 2007.

        In accordance with EITF 00-19, both the 15,000,000 warrants issued in our initial public offering and the 833,334 warrants issued to our Founding directors, Messrs. Feinberg and Liffmann, are accounted for as liabilities.

        We performed a valuation of the warrants to purchase 15,000,000 shares. The fair value at December 31, 2007 was calculated to be $10,925,001, or approximately $0.69 per warrant. This compares to a valuation of $19,791,668, or approximately $1.32 per warrant, when initially valued at March 8, 2006. The net change in the valuation, $8,866,667, was recorded as non-operating gain in the period.

Recent Accounting Pronouncements

        In September 2006, the Statement of Financial Accounting Standard (the "FASB") issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, established a framework for measuring fair value in generally accepted accounting principles, expands disclosure about fair value measurements, and applies under other pronouncements that require or permit fair value measurements; SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning January 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our condensed interim financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our condensed financial statements.

        Our management does not believe that any other recently issued, but not yet effective accounting pronouncement, if currently adopted, would have a material effect on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been and will be invested in either U.S. "government securities" or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant. We have issued warrants that are accounted for as derivative liabilities. We have outstanding warrants pursuant to the terms of the Warrant Agreement, which requires that we register the shares of common stock underlying the warrants but is silent as to the penalty to be incurred in the absence of the our ability to deliver registered shares to the warrant holders upon exercise of such warrants. Under EITF No. 00-19 EITF No. 00-19, registration of the common stock underlying such warrants is assumed to be not within our control. As a result, the we must assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires that we record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded in our statements of operations. The fair value of the warrant liability is determined using the trading value of the warrants. One of the factors determining the fair value of the liability is the risk-free interest rate. The fluctuation of the liabilities due to interest rate changes is minimal. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or we are otherwise able to modify the registration requirements in the Warrant Agreement to remove the provisions which require this treatment. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this Report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Report, are incorporated by reference into this Item 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Controls and Procedures

        Our management carried out an evaluation, with the participation of our chief operating officer (principal executive officer) and our chief financial officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our chief operating officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In connection with such evaluation, our management concluded that a significant deficiency with respect to our internal control over financial reporting existed as of December 31, 2007 because of a lack of segregation of duties due to our limited personnel and the fact that we do not have an independent audit committee to oversee and approve our quarterly or annual financial statements. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant's financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable probability that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. Notwithstanding the significant deficiency, based on an evaluation of our compensating controls related to inadequate segregation of duties, management believes there were sufficient compensating controls in place to prevent and detect errors in transaction processing and recording and fraudulent activity. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Rothstein Kass & Co., the independent registered public accounting firm that audited our consolidated financial statements included in this report, has also audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

        There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Our current directors and executive officers are as follows:

Name	Age	Position
Larry N. Feinberg	53	Chairman of the Board
Joel D. Liffmann	47	President, Chief Operating Officer and Director
Mark A. Radzik	43	Chief Financial Officer and Secretary
George W. Bickerstaff, III	52	Director
Kevin C. Johnson	53	Director
Per G. H. Lofberg	60	Director

        Larry N. Feinberg has served as our Chairman of the Board since September 2005. Mr. Feinberg is the founder of Oracle Partners, L.P., a healthcare-focused hedge fund, and has served as its Managing General Partner since its inception in July 1993. Mr. Feinberg serves as the President of Oracle Investment Management, Inc., an investment adviser to Oracle Partners, L.P. and several other hedge funds, offshore funds and managed accounts. Mr. Feinberg is the Managing Member of Oracle Strategic Capital, LLC, the general partner of Oracle Strategic Partners, L.P., the private equity affiliate of Oracle Investment Management, Inc. Mr. Feinberg has served on the board of directors of several portfolio companies, and is currently a director of Unicorn Financial Services, Inc., a nationwide provider of medical financing services, and Pharmaca Integrative Pharmacy, Inc., a nationwide pharmacy operator combining prescription drug and over-the-counter products with natural, complementary and personal body care products. From January 1988 to March 1993, Mr. Feinberg was a portfolio manager and merchant banker for Odyssey Partners L.P., a private investment firm specializing in private corporate transactions, where he was responsible for directing Odyssey Partners L.P.'s private and public healthcare investing activities. From 1986 to 1987, Mr. Feinberg served as First Vice President of The Healthcare Group at Drexel Burnham Lambert, Inc. Mr. Feinberg began his Wall Street career as a healthcare research analyst at Dean Witter Reynolds Inc. in 1980 and was promoted to First Vice President in 1982. In 1982, Mr. Feinberg was elected for the first of seven consecutive years to the Institutional Investor All-American Research Team. Mr. Feinberg received a masters degree in business administration from New York University in 1980 and a bachelor of arts degree from the University of Vermont in 1978.

        Joel D. Liffmann has served as our President and Chief Operating Officer and a member of our board of directors since our inception in September 2005. Mr. Liffmann is a principal of Oracle Investment Management, Inc. and has been a member of Oracle Strategic Capital, LLC since 1996. Mr. Liffmann has served on the board of directors of several portfolio companies, and is currently a director of Health Hero Network, Inc., a provider of technology solutions for remote health monitoring and management. From 1990 to 1996, Mr. Liffmann served as a senior executive responsible for business development and acquisitions with Medco Containment Services Inc. and certain of its affiliates, including Medical Marketing Group Inc., a provider of marketing services to drug companies, and Synetic Inc., a provider of prescription drugs to nursing homes and other institutional facilities, both prior to and following Medco's acquisition by Merck & Co. in 1993. Mr. Liffmann began his career in 1982 as a healthcare industry equity analyst at Drexel Burnham Lambert, Inc. and was promoted to Vice President, Equity Research in 1984. He became a Vice President, Corporate Finance in 1987. Mr. Liffmann received a bachelor of science degree in business administration from Boston University in 1982.

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

        George W. Bickerstaff, III has served as a director since September 2005. Mr. Bickerstaff has been a Managing Director of CRT Capital Group LLC since June 2005. Prior to joining CRT Capital Group LLC, Mr. Bickerstaff held various positions with Novartis, a global leader in pharmaceuticals and consumer health, including Chief Financial Officer of Novartis Pharma AG from October 2000 to May 2005. From December 1999 to September 2000, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Workscape, Inc. a provider of employee-related information services. From July 1998 to December 1999, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Uniscribe Professional Services, Inc., a nationwide provider of paper and technology-based document management solutions. From January 1998 to June 1998, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Intellisource Group, Inc., a provider of information technology solutions to the federal, state and local government and utility markets. From July 1997 to December 1997, Mr. Bickerstaff served as Vice President of Finance of Cognizant Corporation, a global business information services company. From January 1990 to June 1997, Mr. Bickerstaff served in various senior finance roles, including Chief Financial Officer of IMS Healthcare, a global business information services company in the healthcare and pharmaceutical industries. Prior to that, Mr. Bickerstaff held various finance, audit and engineering positions with the Dun & Bradstreet Corporation and General Electric Company. Mr. Bickerstaff is a member of the board of directors of Vion Pharmaceuticals, Inc. and was previously a member of the board of directors of Amazys Holding AG, both publicly traded companies. Mr. Bickerstaff received a bachelor of science degree in engineering and a bachelor of arts degree in business administration from Rutgers University in 1978.

        Kevin C. Johnson has served as a director since November 2005. Mr. Johnson has also been a member of the board of directors of PTI since October 2005. From 1996 to January 2003, Mr. Johnson served as Chief Executive Officer, President and Chairman of the board of directors of DIANON Systems, Inc., a cancer diagnostic services company providing anatomic pathology and molecular genetic testing services to physicians nationwide, until DIANON Systems, Inc. was acquired by Laboratory Corporation of America Holdings. Prior to joining DIANON Systems, Inc., Mr. Johnson was employed by Quest Diagnostics from 1978 to 1996, having held numerous management and executive level positions during that period. Mr. Johnson has served as the Chairman of the board of directors of Aureon Laboratories, Inc., a medical technology company specializing in the creation of next-generation tissue analysis by integrating clinical, micro-anatomic and molecular disease profiles, since April 2004, and as a director since December 2003. Mr. Johnson also served as a director and member of the compensation committee of Focus Diagnostics, Inc., a provider of infectious disease testing services and diagnostic products, from June 2004 to July 2006 when it was acquired by Quest Diagnostics, Inc. Mr. Johnson also served as a director of MDdatacor, Inc., a healthcare information services company providing time-sensitive patient clinical information to healthcare providers, from January 2003 to January 2008. Mr. Johnson received a bachelor of science degree in business administration from St. John's University in 1984.

        Per G. H. Lofberg has served as a director since November 2005. Since December 2000, Mr. Lofberg has served as the President and Chief Executive Officer of Merck Capital Ventures, LLC, a private equity firm affiliated with Merck & Co., Inc. which invests in internet-related and other emerging businesses involved in the commercialization, distribution and delivery of pharmaceuticals and related healthcare services. From 1994 to January 2000, Mr. Lofberg served as the President of Merck-Medco Managed Care, LLC, a provider of prescription drug benefit management services. Mr. Lofberg also served as the Chairman of Merck-Medco Managed Care, LLC from February 2000 to November 2000. Mr. Lofberg joined Medco Containment Services, Inc. in 1988 and served in numerous senior management positions, including serving as Senior Executive Vice President of Strategic Planning and Marketing and as a member of the board of directors, prior to the acquisition of Medco Containment Services, Inc. by Merck & Co., Inc. in 1993. From 1973 to March 1988, Mr. Lofberg worked at the Boston Consulting Group, Inc., an international strategy and general management consulting firm, in Boston, Munich, and New York. From 1984 to 1987, Mr. Lofberg was the partner in charge of the Boston Consulting Group, Inc.'s New York office and was responsible for its worldwide health care practice. Mr. Lofberg has served as a director of Cytel, Inc., a provider of specialized statistical applications and clinical trial design services for the bio-pharmaceutical, medical device, academic and government research markets, since February 2005. Mr. Lofberg has served as a director of Ventiv Health, Inc., a Nasdaq-listed provider of outsourced clinical, sales, marketing, and compliance solutions to pharmaceutical, biotechnology and life science companies, since February 2005. Mr. Lofberg has served as a director of PHT, Inc., an electronic patient diary solutions provider that enables pharmaceutical companies to collect data directly from patients to more accurately manage clinical trial data, since March 2002. Mr. Lofberg has also served as a director of ImpactRx, Inc., which provides services that enable pharmaceutical companies to electronically track physician prescribing behavior, since June 2003. Mr. Lofberg received a masters of science degree in industrial administration from the Graduate School of Industrial Administration at Carnegie Mellon University in 1973 and an undergraduate degree from the Stockholm School of Economics in Sweden in 1971.

Number and Terms of Office of Directors

        Currently, our board of directors has five directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Feinberg and Johnson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Liffmann and Lofberg, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Bickerstaff, will expire at the third annual meeting.

        Prior to the closing of the merger, Mr. Bickerstaff is expected to resign from the board of directors. Immediately following the closing of the merger, in accordance with our bylaws, it is expected that Sean McDonald, Stanley Lapidus, Joel Adams, Richard Kollender and Kenneth Weisshaar, all current directors of PTI, will be appointed to our board of directors, at which time the board will consist of nine directors.

        It is expected all of the combined company's directors, other than Messrs. McDonald, Feinberg and Liffmann, will be "independent" within the meaning of applicable NASDAQ listing standards.

        Upon the closing of the merger, if any, it is expected that the three classes of Oracle's board of directors will be comprised as follows:

  •
  Class I, which will consist of Messrs. Lofberg, Johnson and McDonald, and whose term will expire at our annual meeting of stockholders to be held in 2008;

  •
  Class II, which will consist of Messrs. Liffmann, Adams and Kollender, and whose term will expire at our annual meeting of stockholders to be held in 2009; and

  •
  Class III, which will consist of Messrs. Feinberg, Lapidus and Weisshaar, and whose term will expire at our annual meeting of stockholders to be held in 2010.

        At each annual meeting of stockholders to be held after the initial classification upon the closing of the merger, if any, the successors to directors whose terms then expire will serve until their successors are duly elected and qualified at the third annual meeting following their election. The authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management. Under Delaware law, the combined company's directors may be removed only for cause by the affirmative vote of the holders of a majority of our voting stock.

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

Audit Committee

        We do not currently have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.

        If the proposed merger with PTI is consummated, the combined company is expected to have an audit committee composed of Messrs. Weisshaar, Johnson and Kollender. Mr. Weisshaar is expected to chair the audit committee. It is expected that each member of the audit committee will meet the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and any applicable NASDAQ listing standards. It is also expected that each of Messrs. Weisshaar, Johnson and Kollender will qualify as an audit committee financial expert within the meaning of SEC regulations.

        The primary purpose of the audit committee will be to discharge the responsibilities of our board of directors with respect to our accounting, financial and other reporting and internal control practices and to oversee our independent registered public accounting firm. Specific responsibilities of the audit committee will include:

  •
  evaluating the performance of the combined company's independent registered public accounting firm and determining whether to retain or terminate their services;

  •
  determining and pre-approving the engagement of the combined company's independent registered public accounting firm to perform audit services and any permissible non-audit services, other than immaterial aggregate amounts of non-audit services as excepted under applicable laws and rules;

  •
  reviewing and discussing with management and the combined company's independent registered public accounting firm the results of the annual audit and the independent registered public accounting firm's review of its annual and quarterly financial statements and reports;

  •
  reviewing with management and the combined company's independent registered public accounting firm, significant issues that arise that arise regarding accounting principles and financial statement presentation;

  •
  conferring with management and the combined company's independent registered public accounting firm, regarding the scope, adequacy and effectiveness of its internal control over financial reporting; and

  •
  establishing procedures for the receipt, retention and treatment of complaints received by the combined company regarding accounting, internal control or auditing matters.

Nominating and Corporate Governance Committee

        Following the closing of the merger, if any, it is expected that the combined company will have a nominating and corporate governance committee whose members are expected to be Messrs. Lapidus and Johnson and Lofberg. Mr. Johnson is expected to chair the nominating and corporate governance committee. Each member of the nominating and corporate governance committee is expected to be independent within the meaning of applicable NASDAQ listing standards. The specific responsibilities of the nominating and corporate governance committee will include:

  •
  identifying, reviewing, evaluation and recommending for selection candidates for membership to the combined company's board of directors;

  •
  reviewing, evaluating and considering the recommendation for nomination of incumbent members of the combined company's board of directors for reelection to the board of directors and monitoring the size of the board of directors;

  •
  evaluating nominations by stockholders of candidates for election to the board of directors;

  •
  reviewing, discussing and reporting to the board of directors an assessment of the board's performance; and

  •
  determining adherence to the combined company's corporate governance documents.

Code of Ethics

        We have not adopted a Code of Ethics that applies to our principal executive officer or principal financial officer, or persons performing similar functions, primarily because we do not and will not have any operations until such time as we enter into a business combination. We intend to adopt a Code of Ethics after the proposed merger with PTI.

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

  •
  Oracle Investment Management, Inc., an affiliate of Mr. Feinberg, has agreed that, from March 2, 2006 through the acquisition of a target business, it will make available to us office space and certain general and administrative services, as we may require from time to time. We have agreed to pay Oracle Investment Management, Inc. $7,500 per month for these services. Mr. Feinberg, our Chairman, will benefit from this transaction as a result of his interest in Oracle Investment Management, Inc. However, this arrangement is solely for our benefit and is not intended to provide Mr. Feinberg with compensation in lieu of a salary. We believe, based on rents and fees for similar services in the area surrounding our offices in the Greenwich, Connecticut area, that the fee charged by Oracle Investment Management, Inc. is at least as favorable as we could have obtained from an unaffiliated third party. However, as our directors may not be deemed "independent," we did not have the benefit of disinterested directors approving this transaction. Oracle Investment Management, Inc. has agreed to defer the payment of monthly fees for administrative and support services from December 1, 2007 until the completion of a business combination, if any.

        In addition, in connection with the proposed merger with PTI, certain of our directors and executives may have interests in the merger that are different from, or in addition to, the interests of our stockholders, including:

  •
  If the merger is not approved and we are therefore required to dissolve and liquidate, the shares of our common stock purchased prior to our initial public offering and held by our executives and directors will be worthless because our directors and officers are not entitled to receive in respect of such shares any of the net proceeds of our initial public offering that may be distributed from our trust account upon liquidation. If the merger with PTI is not approved and we are therefore required to dissolve and liquidate, such executive officers and directors will, however, be entitled to receive their share of the net proceeds of our initial public offering that may be distributed from the trust account with respect to any shares of our common stock purchased in or following our initial public offering. In addition, the warrants held by such persons for which they paid an aggregate of $1 million, which will be exercisable at the completion of the merger for 833,334 shares of our common stock, will expire without value in the event that we are required to liquidate.

  •
  Larry N. Feinberg, our chairman, and Joel D. Liffmann, our president and chief operating officer and a director, have each entered into promissory notes in which they agreed to lend to us an amount up to $100,000 upon Oracle's request. Amounts loaned to us under this arrangement bear interest at a rate per annum of 5.1%, compounded annually. As of February 28, 2008, $62,500 was outstanding under each promissory note for a total amount outstanding under such promissory notes of $125,000. If we do not complete the merger by March 8, 2008, we will be forced to liquidate, and Messrs. Feinberg and Liffmann will have no right to repayment of their loans from the proceeds of the trust account, in which case the loans would be unsecured claims against us.

  •
  If the merger is not approved and we are therefore required to dissolve and liquidate, Messrs. Feinberg and Liffmann have each agreed on a joint and several basis to be personally liable to ensure that the proceeds from our initial public offering held in the trust account are not reduced by the claims of (i) various vendors or other entities for services rendered or products sold to us or (ii) any prospective target business that we did not pay, or reimburse, for the fees and expenses of third party service providers to such target which we agreed in writing to be liable for, in each case only to the extent the payment of such debts and obligations actually reduces the amount of funds in the trust account (or, in the event that such claim arises after the distribution of the trust account, to the extent necessary to ensure that our former stockholders other than Messrs. Feinberg and Liffmann are not liable for any amount of such loss, liability, claim, damage or expense). If the merger is completed, these indemnification obligations will terminate.

  •
  If the merger is completed, we will be required to pay the underwriters in our initial public offering the deferred underwriters' fee in the amount of $2.4 million, which amount is subject to reduction by $0.16 per each share that is converted into a pro rata portion of the trust account. George Bickerstaff III, one of our directors immediately prior to the completion of the merger and currently a Managing Director of CRT Capital LLC, will indirectly benefit from this transaction as a result of his interest in CRT Capital LLC, which will receive 87.5% of this fee, which would equal $2.1 million assuming no shares of our common stock are converted.

  •
  If the merger is completed, and to the extent not inconsistent with the guidelines of FINRA and the rules and regulations of the SEC, we have agreed to pay to CRT Capital Group LLC, as our non-exclusive agent for the solicitation of the exercise of the our warrants, a commission equal to 2% of the exercise price for each warrant exercise solicited by CRT Capital Group LLC. In addition, CRT Capital Group LLC has a right of first refusal to perform all investment banking services for us through the later of (i) one year from the closing of Oracle's initial business combination and (ii) March 8, 2008, and thus if the merger is completed, this arrangement will be extended to the first anniversary of the completion date. As a Managing Director of CRT Capital LLC, Mr. Bickerstaff will indirectly benefit from these arrangements as a result of his interest in CRT Capital LLC.

  •
  After the completion of the merger, Messrs. Liffmann and Feinberg, as well as Per G. H. Lofberg, who is currently a director of Oracle, and Kevin C. Johnson, who is currently a director of both Oracle and PTI, will continue as directors of Oracle. As such, they will be entitled to receive compensation under the combined company's non-employee director compensation policies.

        In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

  •
  the corporation could financially undertake the opportunity;

  •
  the opportunity is within the corporation's line of business; and

  •
  it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

        In September 2005, Messrs. Feinberg and Liffmann each loaned $50,000 to us for the payment of offering expenses. Each loan was non-interest bearing and was repaid on March 8, 2006. Each loan was repaid out of the proceeds of our initial public offering used to pay expenses related to our initial public offering. In December 2007, Messrs. Feinberg and Liffmann each entered into promissory notes in which they agreed to lend to us an amount up to $100,000 upon Oracle's request. Amounts loaned to us under this arrangement bear interest at a rate per annum of 5.1%, compounded annually. As of February 28, 2008, $62,500 was outstanding under each promissory note for a total amount outstanding under such promissory notes of $125,000. If we do not complete the merger by March 8, 2008, we will be forced to liquidate, and Messrs. Feinberg and Liffmann will have no right to repayment of their loans from the proceeds of the trust account, in which case the loans would be unsecured claims against us.

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

        All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including any loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested "independent" directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. Moreover, it is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. We will not enter into a transaction with an affiliated party unless the terms of such transaction are on terms no less favorable to us than would exist between us and an unaffiliated third party in an arm's length transaction.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        Since our formation on September 1, 2005, our operations have been limited to organizational activities and, after our initial public offering, to activities relating to completing a business combination. To date, none of our current executive officers, directors or initial stockholders, nor any affiliate thereof, has received any cash or equity compensation for services rendered to us. In addition, we do not propose to pay compensation of any kind, including finder's and consulting fees, to any of our current officers, directors, stockholders or special advisors, or any of their respective affiliates, for services rendered prior to or in connection with the proposed merger with PTI. However, our officers, directors and special advisors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf, such as participating in the offering process with respect to its initial public offering, identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. From its formation through February 28, 2008, we have paid approximately $17,688 for out-of-pocket expenses incurred by our officers, directors and special advisors.

        Commencing in March 2006, and ending upon the acquisition of a target business, we have incurred and will continue to incur expenses of $7,500 per month to Oracle Investment Management, Inc., an affiliated third party of which Mr. Feinberg, our chairman, is the president and sole stockholder, in connection with the general and administrative services arrangement for services rendered to us prior to or in connection with the business combination, which includes providing us with office space, utilities and personnel. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, has been or will be paid to any of our stockholders existing prior to its initial public offering, or any of their respective affiliates, for services rendered prior to or in connection with a business combination.

        Oracle does not currently have any equity compensation plans.

Compensation Committee

        Because none of our officers or directors presently receive compensation for their service rendered to us, we do not presently have a compensation committee.

        Following the closing of the merger, it is expected that the combined company will have a compensation committee whose members are expected to be Messrs. Adams, Kollender and Lapidus. Mr. Adams is expected to chair the compensation committee. Each member of the compensation committee is expected to be independent within the meaning of applicable NASDAQ listing standards, a "non-employee director" as defined in Rule 16b-3 promulgated under the Exchange Act and an "outside director" as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. The purpose of the combined company's compensation committee will be to discharge the responsibilities of the combined company's board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to the combined company's executive officers and other senior management. Specific responsibilities of the compensation committee will include:

  •
  determining the compensation and other terms of employment of the combined company's executive officers and senior management and reviewing and approving corporate performance goals and objectives relevant to such compensation;

  •
  evaluating and recommending to the combined company's board of directors the compensation plans and programs advisable for the combined company, and evaluating and recommending the modification or termination of existing plans and programs; and

  •
  reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for the combined company's executive officers and other senior management.

Compensation Committee Interlocks and Insider Participation

        Because none of our officers or directors presently receive compensation for their service rendered to us, we do not presently have a compensation committee.

        None of the members expected to serve on the compensation committee upon the consummation of the proposed merger with PTI is currently or has been at any time one of our officers or employees. None of our officers or the expected executive officers of the combined company currently serve, nor have they served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more officers serving as a member of Oracle's board of directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth information regarding the beneficial ownership, as defined in Rule 13d-3 of the Exchange Act, of our common stock as of February 26, 2008 by:

  •
  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock as of February 26, 2008;

  •
  each of our current officers and directors; and

  •
  all of our current officers and directors as a group.

        As of February 26, 2008, we had 18,750,000 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the founding director warrants as these warrants are not exercisable within 60 days of the date hereof.

	Beneficial ownership of Oracle common stock as of February 26, 2008
Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Class
Larry N. Feinberg(2)(3)	2,374,999	12.7%
LNF OHAC LLC(4)	937,500	5.0%
Oracle Healthcare Holding LLC(4)	1,437,499	7.7%
Joel D. Liffmann(2)(5)	937,500	5.0%
JDL OHAC LLC(6)	937,380	5.0%
Mark A. Radzik(7)	375,000	2.0%
Granite Creek Partners, L.L.C.(8)	375,000	2.0%
George W. Bickerstaff, III(2)	62,501	*
Kevin C. Johnson(2)(9)	—	—
Per G. H. Lofberg(2)(10)	—	—
Jonathan Glaser(11) 11601 Wilshire Blvd, Suite 2180 Los Angeles, CA 90025	1,543,641	8.2%
Daniel B. Zwirn(12) c/o D.B. Zwirn & Co., L.P. 745 Fifth Avenue, 18th Floor New York, NY 10151	1,461,500	7.8%
HBK Investments L.P.(13) 300 Crescent Court, Suite 700 Dallas, TX 75201	1,372,764	7.3%
Andrew M. Weiss, Ph.D.(14) 29 Commonwealth Avenue, 10th Floor Boston, MA 02116	1,258,367	6.7%
The Baupost Group, L.L.C.(15) 10 St. James Avenue, Suite 2000 Boston, MA 02116	1,106,300	5.9%
Adage Capital Partners GP, L.L.C.(16) 200 Clarendon Street, 52nd Floor Boston, MA 02116	987,500	5.3%
All directors and executive officers as a group (six individuals)	3,750,000	20.0%

*
Less than 1%.

(1)
Unless otherwise noted in the footnotes below, the business address of each of the individuals and entities is 200 Greenwich Avenue, 3rd Floor, Greenwich, Connecticut 06830.

(2)
Each of the noted individuals is a current director of Oracle.

(3)
Mr. Feinberg is the Chairman of our board of directors. Beneficial ownership includes 937,500 and 1,437,499 shares held by LNF OHAC LLC and Oracle Healthcare Holding LLC, respectively. Does not include 416,667 shares of common stock issuable upon exercise of the warrants sold to Mr. Feinberg prior to our initial public offering that become exercisable upon the date of the consummation of a business combination.

(4)
LNF OHAC LLC and Oracle Healthcare Holding LLC are managed by Larry N. Feinberg, as the managing member. Larry N. Feinberg may be deemed to be the beneficial owner of the shares of common stock held by LNF OHAC LLC and Oracle Healthcare Holding LLC.

(5)
Includes 937,380 shares held by JDL OHAC LLC. Does not include 416,667 shares of common stock issuable upon exercise of the warrants sold to Mr. Liffmann prior to our initial public offering that become exercisable upon consummation of a business combination.

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

(9)
For purposes of Section 16, Kevin C. Johnson, one of our directors, may be deemed the beneficial owner of 62,499 shares of our common stock held of record as of the date hereof by Oracle Healthcare Holding LLC. Mr. Johnson holds non-voting membership units in Oracle Healthcare Holding LLC, which is managed by Larry N. Feinberg, as the managing member. Mr. Johnson disclaims any beneficial ownership of such shares of our common stock held of record by Oracle Healthcare Holding LLC, except to the extent of his indirect pecuniary interest therein, and shall not be deemed an admission that he is the beneficial owner of such securities for purposes of Section 16 or for any other purposes. In addition, because the membership units of Oracle Healthcare Holding LLC held by Mr. Johnson have no voting rights, he does not have any right to vote or dispose of the shares of our common stock held by Oracle Healthcare Holding LLC.

(10)
For purposes of Section 16, Per G. H. Lofberg, one of our directors, may be deemed the beneficial owner of 62,500 shares of our common stock held of record as of the date hereof by Oracle Healthcare Holding LLC. Mr. Lofberg holds non-voting membership units in Oracle Healthcare Holding LLC, which is managed by Larry N. Feinberg, as the managing member. Mr. Lofberg disclaims any beneficial ownership of such shares of our common stock held of record by Oracle Healthcare Holding LLC, except to the extent of his indirect pecuniary interest therein, and shall not be deemed an admission that he is the beneficial owner of such securities for purposes of Section 16 or for any other purposes. In addition, because the membership units of Oracle Healthcare Holding LLC held by Mr. Lofberg have no voting rights, he does not have any right to vote or dispose of the shares of our common stock held by Oracle Healthcare Holding LLC.

(11)
Information based on Schedule 13G/A filed by Jonathan Glaser, JMG Capital Management, Inc., JMG Capital Management, LLC, Daniel Albert David, Roger Richter, Pacific Assets Management, LLC and Pacific Capital Management, Inc. on February 14, 2008. As disclosed in such Schedule 13G/A, JMG Capital Management, LLC and Pacific Assets Management, LLC are investment advisors. Mr. Glaser is the control person of JMG Capital Management, Inc. and JMG Capital Management, LLC. Mr. Glaser, Mr. David and Mr. Richter are control persons of Pacific Assets Management, LLC and Pacific Capital Management, Inc.

(12)
Information based on Schedule 13G/A filed by D.B. Zwirn & Co., L.P., D.B. Zwirn Special Opportunities Fund, Ltd., D.B. Zwirn Special Opportunities Fund, L.P., DBZ GP, LLC, Zwirn Holdings, LLC and Daniel B. Zwirn on January 28, 2008. As disclosed in such Schedule, D.B. Zwirn Special Opportunities Fund, Ltd. owns 847,666 shares of common stock and D.B. Zwirn Special Opportunities Fund, L.P. owns 613,834 shares of common stock. Daniel B. Zwirn is the managing member of and thereby controls Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn & Co., L.P. which is the manager of the two funds. D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC and Daniel B. Zwirn are deemed beneficial owners of 1,461,500 shares of common stock.

(13)
Information based on Schedule 13G/A filed by HBK Investments, L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. on February 8, 2008. Each are deemed to beneficially own 1,372,764 shares of common stock.

(14)
Information based on Schedule 13G/A filed by Andrew M. Weiss, Ph.D., Weiss Asset Management, LLC and Weiss Capital, LLC on February 12, 2008. Mr. Weiss is deemed to beneficially own 1,258,367 shares of common stock. Weiss Asset Management, LLC is deemed to beneficially own 898,067 shares of common stock. Weiss Capital, LLC is deemed to beneficially own 360,300 shares of common stock.

(15)
Information based on Schedule 13G/A filed by The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman on February 12, 2008. SAK Corporation is the Manager of The Baupost Group, L.L.C. and Seth A. Klarman is the sole director of SAK Corporation and controlling person of The Baupost Group, L.L.C.

(16)
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

        The founding director warrants purchased by Messrs. Feinberg and Liffmann are expected to align the interests of Messrs. Feinberg and Liffmann, our founding directors, more closely with those of the public stockholders and warrant holders by placing more of our founding directors' capital at risk. Purchases of founding director warrants also demonstrate confidence in our ultimate ability to effect a business combination because the founding director warrants, which cannot be transferred prior to the consummation of our initial business combination except in limited circumstances, will expire worthless if we are unable to consummate a business combination and are forced to liquidate.

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

        The proposed merger with PTI is expected to result in a change of control of Oracle. See "Risk Factors—Risks Related to the Proposed Merger with PTI—Pursuant to the terms of the Merger Agreement, a substantial number of shares will be issued upon, and will be potentially issuable after, the consummation of the merger, which will result in significant dilution to the holders of our outstanding common stock immediately prior to the proposed merger."

Item 13.    Certain Relationships and Related Transactions

        Prior to our initial public offering, we issued a total of 3,750,000 shares of common stock, which shares are currently held in escrow, to the individuals set forth below at an aggregate purchase price of $31,250 as follows:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Common Stock
LNF OHAC LLC(3)	937,500	5.0%
Oracle Healthcare Holding LLC(3)	1,437,499	7.7%
Joel D. Liffmann(4)	120	*
JDL OHAC LLC(4)	937,380	5.0%
Granite Creek Partners, L.L.C.(5)	375,000	2.0%
George W. Bickerstaff, III(6)	62,501	*
All directors and executive officers as a group (four individuals)	3,750,000	19.7%

*
Less than 1%.

(1)
The business address of each of the stockholders is 200 Greenwich Avenue, 3rd Floor, Greenwich, Connecticut 06830. These shares will be released from escrow on the earlier of March 2, 2009, our liquidation, and the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to Oracle consummating its initial business combination with a target business.

(2)
Table gives effect to the six-for-five stock split that occurred on February 16, 2006.

(3)
Mr. Feinberg, our Chairman, is the managing member of each of LNF OHAC LLC and Oracle Healthcare Holding LLC and may be deemed to beneficially own the shares owned by them. For purposes of Section 16 of the Securities Exchange Act of 1934, as amended, or Section 16, Per G. H. Lofberg and Kevin C. Johnson may be deemed the beneficial owners of 62,500 shares of our common stock and 62,499 shares of our common stock, respectively, held of record as of the date hereof by Oracle Healthcare Holding LLC. Mr. Lofberg and Mr. Johnson each hold non-voting membership units in Oracle Healthcare Holding LLC. Mr. Lofberg and Mr. Johnson each disclaim any beneficial ownership of any of our common stock held of record by Oracle Healthcare Holding LLC, except to the extent of each of their indirect pecuniary interest therein, and shall not be deemed an admission that the such persons are the beneficial owner of such securities for purposes of Section 16 or for any other purposes. In addition, because the membership units of Oracle Healthcare Holding LLC held by Mr. Lofberg and Mr. Johnson have no voting rights, neither of them has any right to vote or dispose of the shares of our common stock held by Oracle Healthcare Holding LLC. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, LNF OHAC LLC and Oracle Healthcare Holding LLC each purchased 781,250 and 1,197,916 shares of our common stock, respectively, on September 22, 2005.

(4)
Mr. Liffmann, Oracle's President and Chief Operating Officer, is the managing member of JDL OHAC LLC and may be deemed to beneficially own the shares owned by it. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, Mr. Liffmann acquired 100 shares of Oracle's common stock on September 1, 2005. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, JDL OHAC LLC acquired 781,150 shares of Oracle's common stock on September 22, 2005.

(5)
Mr. Radzik, Oracle's Chief Financial Officer and Secretary, is a managing member of Granite Creek Partners, L.L.C. and may be deemed to beneficially own the shares owned by it. Without giving effect to the six-for-five stock split that occurred on February 16, 2006, Granite Creek Partners, L.L.C. acquired 312,500 shares of our common stock on September 22, 2005.

(6)
Without giving effect to the six-for-five stock split that occurred on February 16, 2006, Mr. Bickerstaff acquired 52,084 shares of our common stock on September 22, 2005.

        As a condition to the closing of the proposed merger with PTI, each of the individuals and entities listed in the table above has agreed to have 50% of such shares redeemed by us, at the original purchase price per share, concurrently with the closing of the merger.

        On March 2, 2006, immediately prior to our initial public offering, two of our founding directors, Larry N. Feinberg and Joel D. Liffmann, each purchased in a private placement 416,667 warrants, for a combined total of 833,334 warrants, at a price of $1.20 per warrant (an aggregate purchase price of approximately $1,000,000) directly from us. Such warrants were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. Such warrants were sold to Messrs. Feinberg and Liffmann, each of whom is an accredited investor (as defined in Rule 501(a) of the Securities Act of 1933), in reliance upon the fact that the warrants were offered and sold in a transaction not involving a public offering. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 2, 2007 or (b) the completion of a business combination with a target business. The warrants expire at 12:00 noon, New York City time, on March 2, 2010. The warrants are redeemable in whole, but not in part, by us at a price of $0.01 per warrant upon 30 days' prior written notice of redemption after the warrants become exercisable, only in the event that the last sale price of our common stock is at least $11.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given.

        The founding director warrants purchased by Messrs. Feinberg and Liffmann are expected to align the interests of Messrs. Feinberg and Liffmann, our founding directors, more closely with those of the public stockholders and warrant holders by placing more of our founding directors' capital at risk. Purchases of founding director warrants also demonstrate confidence in our ultimate ability to effect a business combination because the founding director warrants, which cannot be transferred prior to the consummation of our initial business combination except in limited circumstances, will expire worthless if we are unable to consummate a business combination and are forced to liquidate.

Warrant Holders	Number of Warrants
Joel D. Liffmann	416,667
Larry N. Feinberg	416,667

Total	833,334

        Messrs. Feinberg and Liffmann have each entered into promissory notes in which they each agreed to lend up to $100,000 upon our request. Amounts loaned under such notes bear interest at a per annum rate of 5.1%, compounded annually. As of February 28, 2008, $62,500 was outstanding under each promissory note for a total amount outstanding under such promissory notes of $125,000. If we do not consummate the merger with PTI by March 8, 2008, Messrs. Feinberg and Liffmann will have no right to repayment thereunder from the proceeds of the trust account, and the loans will remain as unsecured claims against us. Additionally, if the merger is not approved and we are therefore required to liquidate, Messrs. Feinberg and Liffmann have each agreed on a joint and several basis to be personally liable to ensure that the proceeds from our initial public offering held in the trust account are not reduced by the claims of (i) the various vendors or other entities for services rendered or products sold to us or (ii) any prospective target business that we did not pay, or reimburse, for the fees and expenses of third party service providers to such target which we agreed in writing to be liable for, in each case only to the extent the payment of such debts and obligations actually reduces the amount of funds in the trust account (or, in the event that such claim arises after the distribution of the trust account, to the extent necessary to ensure that our former stockholders other than Messrs. Feinberg and Liffmann are not liable for any amount of such loss, liability, claim, damage or expense).

        The holders of the 3,750,000 shares discussed above (1,875,000 shares after the proposed redemption), together with the holders of the 833,334 founding director warrants (or the shares of common stock obtained upon the exercise of the founding director warrants), are entitled to registration rights pursuant to an agreement, dated March 2, 2006. The holders of the majority of, collectively, the 3,750,000 shares of common stock (1,875,000 shares after the proposed redemption) and the 833,334 founding director warrants (assuming, solely for the purpose of calculating a majority, that all of the founding director warrants have been exercised for shares of common stock), are entitled to make up to two demands that we register such common stock or founding director warrants, as the case may be. The holders can elect to exercise these registration rights at any time after the date on which the escrow period expires. In addition, these holders have certain "piggy-back" registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

        We pay a $7,500 per month fee to Oracle Investment Management, Inc., an affiliated third party of which Mr. Feinberg, our chairman, is the president and sole stockholder, for office space, utilities and personnel. We believe, based on rents and fees for similar services in the Greenwich, Connecticut area, that the fee charged by Oracle Investment Management, Inc. is at least as favorable as we could have obtained from an unaffiliated person. Oracle Investment Management, Inc. has agreed to defer the payment of monthly fees for administrative and support services from December 1, 2007 until the completion of a business combination, if any. If we do not complete the merger with PTI by March 8, 2008, Oracle Investment Management will have no right to repayment of such fees from the proceeds in the trust account, and amounts owed to Oracle Investment Management will remain as unsecured claims against us.

        Other than this $7,500 per-month fee, no compensation of any kind, including finder's and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered, including attendance at Board of Directors meetings, prior to or in connection with a business combination. However, our officers, directors and existing stockholders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying a potential target operating business and performing diligence on a suitable business combination. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. We have not reserved any specific amount for such payments, which may have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, since the role of present management after a business combination is uncertain, we have no ability to determine if any remuneration will be paid to those persons after the consummation of a business combination.

        All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including any loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested "independent" directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. Moreover, it is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. We will not enter into a transaction with an affiliated party unless the terms of such transaction are on terms no less favorable to us than would exist between us and an unaffiliated third party in an arms length transaction.

Related Person Transaction Policy

        We do not have a formal policy regarding transactions with related persons. Upon the closing of the proposed merger with PTI the board of directors will adopt a written policy that will apply to any transaction or series of transactions in which we are a participant, the amount exceeds $120,000 and a related person has a direct or indirect material interest. We expect that such a policy will be substantially as described below.

        Our related person transaction policy will set forth the combined company's procedures for the identification, review, consideration and approval or ratification of "related person transactions." For purposes of the combined company's policy only, a "related person transaction" is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the combined company and any "related person" are, were or will be participants in which the amount involves exceeds $120,000. Transactions involving compensation for services provided to the combined company as an employee or director will not be covered by this policy. A "related person" is any executive officer, director or beneficial owner of more than 5% of any class of the combined company's voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

        Under the policy, if a transaction has been identified as a related person transaction (including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation), the combined company's management must present information regarding the related person transaction to the audit committee (or, if audit committee approval would be inappropriate, to another independent body of the board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the combined company of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, the combined company will collect information that it deems reasonably necessary from each director, executive officer and (to the extent feasible) significant stockholder to enable management to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the combined company's Code of Business Conduct and Ethics expected to be approved following the closing of the merger, the combined company's employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, the audit committee (or other independent body of the board of directors) will take into account the relevant available facts and circumstances including, but not limited to:

  •
  the risks, costs and benefits to the combined company;

  •
  the impact on a director's independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

  •
  the availability of other sources for comparable services or products; and

  •
  the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

        The policy will require that, in determining whether to approve, ratify or reject a related person transaction, the audit committee (or other independent body of the board of directors) must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the combined company's best interests and those of its stockholders, as the audit committee (or other independent body of the board of directors) determines in the good faith exercise of its discretion.

Director Independence

        Our board of directors has determined that Messrs. Johnson, Lofberg and Bickerstaff are "independent directors" as defined in the NASDAQ marketplace rules.

Item 14.    Principal Accountant Fees and Services

        We do not currently have an audit committee of our Board of Directors because we do not believe the nature of our current business is such that an audit committee would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.

Description of Professional Services

        Audit Fees. The aggregate fees billed for professional services rendered by Rothstein Kass & Company, P.C., our independent auditors, for the audit of the Company's financial statements for fiscal years ended December 31, 2006 and 2007 were approximately $100,000 and $65,000, respectively.

        Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by Rothstein Kass & Company, P.C for the fiscal years ended December 31, 2006 and 2007.

        Tax Fees. There were no fees billed for tax compliance, tax planning and tax advice rendered by Rothstein Kass & Company, P.C. for the fiscal years ended December 31, 2006 and 2007.

        All Other Fees. There were no fees billed to Rothstein Kass & Company P.C. for services other than audit services, audit-related services, tax compliance, tax planning, and tax advice rendered by Rothstein Kass & Company, P.C. for the fiscal years ended December 31, 2006 and 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements: The financial statements as set forth under Item 8 of this 10-K.

  (2)
  Financial Statement Schedules: Not applicable.

  (3)
  Index to Exhibits:

Exhibit No.	Description
1.1	Form of Underwriting Agreement*
2.1	Agreement and Plan of Merger, dated December 3, 2007, by and among Oracle Healthcare Acquisition Corp., PTI Acquisition Sub, Inc. and Precision Therapeutics, Inc.^
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated January 24, 2008^
Amendment No. 2 to Agreement and Plan of Merger, dated February 25, 2008&
3.1	Amended and Restated Certificate of Incorporation*
3.2	Amended and Restated Bylaws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*
9.1	Voting Agreement between Oracle Healthcare Acquisition Corp. and certain stockholders of Precision Therapeutics, Inc.^
10.1	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and each of the existing stockholders*
10.1.1	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Larry N. Feinberg*
10.1.2	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and LNF OHAC LLC*

10.1.3	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Oracle Healthcare Holding LLC*
10.1.4	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Joel D. Liffmann*
10.1.5	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and JDL OHAC LLC*
10.1.6	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Mark A. Radzik*
10.1.7	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Granite Creek Partners, L.L.C.*
10.1.8	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and George W. Bickerstaff, III*
10.1.9	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Kevin C. Johnson*
10.1.10	Form of Letter Agreement between the Registrant, CRT Capital Group LLC and Per G. H. Lofberg*
10.2	Form of Escrow Agreement between Continental Stock Transfer & Trust Company and each of the existing stockholders*
10.3	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company*
10.4	Promissory Note, dated September 22, 2005, issued to Larry N. Feinberg in the amount of $50,000*
10.5	Promissory Note, dated September 22, 2005, issued to Joel D. Liffmann in the amount of $50,000*
10.6	Form of Registration Rights Agreement among the Registrant and each of the existing stockholders*
10.7	Form of Founding Director Warrant Purchase Agreement among the Registrant and Messrs. Larry N. Feinberg and Joel D. Liffmann*
10.8	Office Service Agreement between the Registrant and Oracle Investment Management, Inc.*
10.9	Form of Transfer Agent and Registrar Agreement between the Registrant and Continental Stock Transfer & Trust Company*
10.10	Promissory Note, dated December 4, 2007, issued to Larry Feinberg^
10.11	Promissory Note, dated December 4, 2007, issued to Joel Liffmann^
21.1	List of Subsidiaries^
31	Rule 13a-14(a)/15(d)-14(c) Certifications+
32	Section 1350 Certifications+

+
Filed herewith

*
Incorporated by reference to exhibits of the same number filed with the our Registration Statement on Form S-1 or amendments thereto (File No. 333-128748)

^
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-4 or amendments thereto (File No. 333-147857)

&
Incorporated by reference to exhibit 2.1 of our Form 8-K filed on February 26, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of February, 2008.

ORACLE HEALTHCARE ACQUISITION CORP.
By:	/s/ JOEL D. LIFFMANN Joel D. Liffmann President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

/s/ JOEL D. LIFFMANN Joel D. Liffmann	President and Chief Operating Officer (Principal Executive Officer)	February 29, 2008
/s/ LARRY N. FEINBERG Larry N. Feinberg	Chairman of the Board of Directors	February 29, 2008
/s/ MARK A. RADZIK Mark A. Radzik	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008
/s/ GEORGE W. BICKERSTAFF, III George W. Bickerstaff, III	Director	February 29, 2008
/s/ KEVIN C. JOHNSON Kevin C. Johnson	Director	February 29, 2008
/s/ PER G. H. LOFBERG Per G. H. Lofberg	Director	February 29, 2008

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Oracle Healthcare Acquisition Corp.

        We have audited the accompanying balance sheets of Oracle Healthcare Acquisition Corp. (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006 and for the period September 1, 2005 (date of inception) through December 31, 2005 and for the period from September 1, 2005 (date of inception) through December 31, 2007. We have also audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for preparing these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit over internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The accompanying financial statements have been prepared assuming that Oracle Healthcare Acquisition Corp. will continue as a going concern. As discussed in Note A to the financial statements, Oracle Healthcare Acquisition Corp. will face a mandatory liquidation if a business combination is not consummated by March 8, 2008, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from September 1, 2005 (date of inception) through December 31, 2005 and for the period September 1, 2005 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
February 26, 2008

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$24,189	$553,441
Deferred tax asset	365,000	—

Total current assets	389,189	553,441
Other assets
Cash held in trust account	119,971,851	116,628,857

Total assets	$120,361,040	$117,182,298

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Current liabilities
Accrued expenses	$363,250	$250
Warrant liability	10,925,001	15,516,667
Deferred underwriter's fee	1,920,000	1,920,000

Total current liabilities	13,208,251	17,436,917

Common stock, subject to possible conversion, 2,999,999 shares at conversion value plus interest income of $1,325,234 and $630,803 for the fiscal years ended December 31, 2007 and December 31, 2006, respectively (net of taxes)	24,035,226	23,340,795

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued and outstanding Common stock, $0.0001 par value, authorized 40,000,000 shares; 18,750,000 shares issued and outstanding (of which 2,999,999 shares subject to possible conversion)	1,875	1,875
Additional paid-in capital	70,115,699	70,115,699
Earnings accumulated during the development stage	12,999,989	6,287,012

Total stockholders' equity	83,117,563	76,404,586

Total liabilities and stockholders' equity	$120,361,040	$117,182,298

See accompanying notes to financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	January 1, 2007 to December 31, 2007	January 1, 2006 to December 31, 2006	September 1, 2005 (inception) to December 31, 2005	September 1, 2005 (inception) to December 31, 2007
Interest income	$6,134,470	$4,792,743	$749	$10,927,962
Unrealized gain from warrant liability	4,591,666	4,275,001	—	8,866,667
Formation and operating costs	(905,770)	(513,158)	(375)	(1,419,303)

Income before income taxes	9,820,366	8,554,586	374	18,375,326
Income taxes	(2,412,958)	(1,637,145)	—	(4,050,103)

Net income	$7,407,408	$6,917,441	$374	$14,325,223

Weighted average shares outstanding:
Basic	18,750,000	16,004,098	3,750,000	15,426,436

Diluted	22,258,647	19,031,708	3,750,000	17,999,472

Net income per share, basic	$0.40	$0.43	$0.00	$0.93

Net income per share, diluted	$0.33	$0.36	$0.00	$0.80

Shares subject to possible conversion	2,999,999	2,457,533		2,338,027

Net income per share of shares subject to possible conversion, basic and diluted	$0.23	$0.26		$0.57

See accompanying notes to financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Total
Balances—September 1, 2005 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock to existing stockholders	3,750,000	375	30,875		31,250

Balances—December 31, 2005	3,750,000	375	30,875	—	31,250

Issuance of warrants in private placement			1,000,000		1,000,000
Sale of 15,000,000 units on March 8, 2006 at a price of $8 per unit, net of underwriter's discount and offering expenses (including 2,999,999 shares subject to possible conversion)	15,000,000	1,500	111,586,484	—	111,587,984
Proceeds subject to possible conversion of 2,999,999 shares	—	—	(22,709,992)	—	(22,709,992)
Warrant liability	—	—	(19,791,668)	—	(19,791,668)
Net income allocable to common stockholders not subject to possible conversion	—	—	—	6,287,012	6,287,012

Balances—December 31, 2006	18,750,000	1,875	70,115,699	6,287,012	76,404,586

Net income allocable to common stockholders not subject to possible conversion	—	—	—	6,712,977	6,712,977

Balances—December 31, 2007	18,750,000	$1,875	$70,115,699	$12,999,989	$83,117,563

See accompanying notes to financial statements

ORACLE HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	January 1, 2007 to December 31, 2007	January 1, 2006 to December 31, 2006	September 1, 2005 (inception) to December 31, 2005	September 1, 2005 (inception) to December 31, 2007
Cash flows from operating activities:
Net income	$7,407,408	$6,917,441	$374	$14,325,223
Warrant liability	(4,591,666)	(4,275,001)	—	(8,866,667)
Deferred tax benefit	(365,000)	—	—	(365,000)
Adjustments to reconcile net income to net cash provided by operations:
Accrued expenses	363,000	—	250	363,250

Net cash provided by operating activities	2,813,742	2,642,440	624	5,456,806

Net cash used in investing activity:
Cash held in trust account	(3,342,994)	(116,628,857)	—	(119,971,851)

Cash flows from financing activities:
Proceeds from note payable	—	—	100,000	100,000
Proceeds from issuance of common stock to founding stockholders	—	—	31,250	31,250
Gross proceeds of public offering	—	120,000,000	—	120,000,000
Proceeds from issuance of warrants in private placement	—	1,000,000	—	1,000,000
Repayment of notes payable to stockholders	—	(100,000)	—	(100,000)
Payments of offering costs	—	(6,431,462)	(60,554)	(6,492,016)

Net cash provided by financing activities	—	114,468,538	70,696	114,539,234

Net increase (decrease) in cash and cash equivalents	(529,252)	482,121	71,320	24,189
Cash and cash equivalents, beginning of period	553,441	71,320	—	—

Cash and cash equivalents	$24,189	$553,441	$71,320	$24,189

Supplemental disclosure of non-cash financing activity:
Deferred underwriter's fees	$—	$1,920,000	$—	$1,920,000

Offering costs	$—	$—	$151,772	$151,772

Supplemental cash flow disclosures:
Cash paid for taxes	$2,777,958	$1,637,145	$—	$4,415,103

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS

        Oracle Healthcare Acquisition Corp. (the "Company") was incorporated in Delaware on September 1, 2005. The Company was formed to acquire an operating business in the healthcare industry through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated revenues to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting By Development Stage Enterprises" and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year-end.

        The registration statement for the Company's initial public offering (the "Offering") (as described in Note C) was declared effective on March 2, 2006. The Company consummated the Offering on March 8, 2006 and received net proceeds of approximately $113,500,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business in the healthcare industry ("Business Combination"). Upon the closing of the Offering, approximately 94.5% of the gross proceeds, after payment of certain expenses related to the Offering and amounts paid to the underwriters, was placed in a trust account at Lehman Brothers, Inc., maintained by Continental Stock Transfer & Trust Company acting as trustee (the "Trust Account"). The proceeds held in the Trust Account have been and will be invested in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of the Company's initial Business Combination or (ii) the distribution of the Trust Account as described below. On March 2, 2006, immediately prior to the Offering, two stockholders each purchased in a private placement 416,667 Warrants (as defined below), for a combined total of 833,334 Warrants, at a price of $1.20 per Warrant (an aggregate purchase price of approximately $1,000,000) directly from the Company and not as part of the Offering. The proceeds from the sale of these Warrants may be, and have been, used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the outstanding common stock of the Company (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the trust account (including the additional 2% fee of the gross proceeds payable to the underwriters upon the Company's consummation of a Business Combination), including any interest earned (net of taxes payable) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder's conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company, have agreed to vote all of the shares of common stock held by them, including any shares of common stock purchased in or following the Offering, in accordance with the vote of the majority of all other stockholders of the Company, other than the existing stockholders, officers and directors, with respect to any Business Combination.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS (Continued)

        In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company's public stockholders, excluding the existing stockholders to the extent of their initial stock holdings. Since the Offering was consummated on March 8, 2006, the above-mentioned 18-month period was set to end on September 8, 2007 unless otherwise extended. In furtherance of the Company's corporate purpose on September 8, 2007, the Company entered into a letter of intent with a potential target business, Precision Therapeutics, Inc. ("PTI"), thereby extending the deadline to consummate a business combination from September 8, 2007 to March 8, 2008. On October 17, 2007, the letter of intent with PTI was terminated. Pursuant to the provisions of the Company's Amended and Restated Certificate of Incorporation, the Company began preparing to liquidate. On December 4, 2007 the Company announced that it had executed a definitive merger agreement with PTI.

        If the Company does not complete a business combination by March 8, 2008, the Company will be dissolved. In connection with such dissolution, the Company will distribute to all of its public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes), plus any remaining net assets. The Company's stockholders who obtained their shares of Company common stock prior to the Offering have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the Offering, but they will participate in any liquidation distribution with respect to shares of common stock purchased in or following the Offering. There will be no distribution from the trust account with respect to the Company's warrants.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Common stock:

        In February 2006, the Board of Directors of the Company approved a six-for-five stock split to all shareholders of record on February 16, 2006. All transactions and disclosures in the financial statements related to the Company's common stock have been adjusted to reflect the effects of the stock split.

[2] Warrant liability:

        The Company has outstanding Warrants pursuant to the terms of a Warrant Agreement, dated March 2, 2006 (the "Warrant Agreement"), which provides for the Company to register the shares underlying the Warrants but is silent as to the penalty to be incurred in the absence of the Company's ability to deliver registered shares to the Warrant holders upon Warrant exercise. Under EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19"), registration of the common stock underlying the Company's Warrants is assumed to be not within the Company's control. As a result, the Company must assume that it could be required to settle the Warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the Warrants, with any changes being recorded through the Company's statements of operations. The potential settlement obligation related to the Warrants will continue to be reported as a liability until such time that the Warrants are exercised, expire, or the Company is otherwise able to

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

modify the registration requirements in the Warrant Agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the Warrants.

[3] Income per common share:

        The Company complies with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic income per common share excludes dilution and is computed by dividing net income available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per common share and diluted income per common share relates to additional shares to be issued upon the assumed exercise of the Warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise.

        The Company's statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share in accordance with Emerging Issue Task Force Abstracts, Topic No. D-98 "Classification and Measurement of Redeemable Securities". Basic and diluted net income per share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to common shares subject to conversion ($694,431 and $630,803 for the years ended December 31, 2007 and 2006, respectively, and $1,325,234 for the period September 1, 2005 (inception) to December 31, 2007) by the weighted average number of shares subject to possible conversion.

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

[5] Deferred offering costs:

        Deferred offering costs consist principally of legal and underwriting fees incurred through December 31, 2005 that are related to the Company's initial public offer and that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

[6] Income tax:

        The Company complies with the Financial Accounting Standards Board ("FASB") SFAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

        On July 13, 2006, FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. The Company feels that there are no uncertain tax positions being taken.

[7] Recently issued accounting standards:

        In September 2006, the Statement of Financial Accounting Standard (the "FASB") issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, established a framework for measuring fair value in generally accepted accounting principles, expands disclosure about fair value measurements, and applies under other pronouncements that require or permit fair value measurements; SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its condensed interim financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its condensed financial statements.

        Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if currently adopted, would have a material effect on the Company's financial statements.

[8] Cash and cash equivalents:

        The Company considers all highly liquid investments purchased within an original maturity of three months or less to be cash equivalents.

[9] Redeemable Common Stock:

        The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force Abstracts, Topic No. D-98 "Classification and Measurement of Redeemable Securities". Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

by the public stockholders are voted in favor of the Business Combination and public stockholders holding less than 20% (2,999,999) of common shares sold in the Offering exercise their conversion rights. As further discussed in Note A, if a Business Combination is not consummated by March 8, 2008, the Company will liquidate. Accordingly, 2,999,999 shares have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The initial per share redemption price was $7.57 at March 8, 2006.

        Holders of common stock issued in the Offering have the opportunity and right to redeem their shares at the conversion price at anytime the Company seeks stockholder approval of any Business Combination. The conversion price is determined by the amounts held in the trust account (i.e., the amount initially placed in the trust account plus accrued interest, net of taxes) divided by the number of Units issued in the Offering. This redemption feature lapses upon the approval of the Business Combination.

        Rule 5-02.28 of Regulation S-X requires preferred securities and other equity instruments that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer.

        As the shares issued in the Offering are redeemable at the option of the holder until such time as the Company receives the required approval for a Business Combination, they have been classified outside of permanent equity. The redeemable common stock will be adjusted to its redemption amount at each balance sheet date.

        A liquidation event will be created if holders of 20% or more of the common stock issued in the Offering vote against the Business Combination and exercise their conversion rights or if a Business Combination is not executed within the allotted time. Consequently, since payment to holders in excess of 20% or more of the common stock creates a liquidation event, the proceeds related to the remaining 80% of the proceeds from the Offering have been classified as permanent equity.

[10] Concentration of credit risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

[11] Fair value of financial instruments:

        The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", approximates the carrying amounts represented in the accompanying balance sheets.

NOTE C—THE OFFERING

        On March 8, 2006, the Company sold 15,000,000 units ("Units") at a price of $8.00 per Unit in the Offering. Each Unit consists of one share of the Company's common stock, $0.0001 par value, and one redeemable common stock purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—THE OFFERING (Continued)

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

NOTE D—INCOME TAXES

        Income tax expense for the years ended December 31, 2007, December 31, 2006 and the period from September 1, 2005 (inception) to December 31, 2007 was approximately $2,400,000, $1,600,000, and $4,100,000, respectively. The expense is for current federal and state income taxes.

        Components of the provision for income taxes are as follows:

	January 1, 2007 to December 31, 2007	January 1, 2006 to December 31, 2006	September 1, 2005 (inception) to December 31, 2007
Current
Federal	$2,094,639	$1,322,000	$3,416,639
State	683,319	315,145	998,464

Total current	2,777,958	1,637,145	4,415,103
Deferred
Federal	(301,125)	—	(301,125)
State	(63,875)	—	(63,875)

Provision for income taxes	2,412,958	$1,637,145	$4,050,103

        The difference between the actual income tax expense and that computed by applying the U.S. federal income tax rate of 34% and the state tax rate of 10% to pretax income from operations is summarized below:

	January 1, 2007 to December 31, 2007	January 1, 2006 to December 31, 2006	September 1, 2005 (inception) to December 31, 2007
Computed expected tax expense	49.6%	41.1%	44.0%
Less warranty liability expense	(23.2%)	(20.6%)	(21.2%)
Less formation costs	(1.8%)	(1.4%)	(0.7%)

Effective tax rate	24.6%	19.1%	22.0%

        The Company's provision for income taxes reflects the application of federal, state and city statutory rates to the Company's net income before taxes. The effective tax rates were 25%, 19%, and 22% for the years ended December 31, 2007 and 2006 and for the period September 1, 2005 (date of inception) to December 31, 2007, respectively.

        The Company is considered in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer certain expenses for tax purposes. Therefore, the Company has recorded a deferred income tax asset $365,000. The Company believes that it is more

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME TAXES (Continued)

likely than not that it will be able to realize this deferred tax asset in the future and, therefore, it has not provided a valuation allowance against this deferred tax asset.

NOTE E—RELATED PARTY TRANSACTIONS

        The Company issued two $50,000 unsecured promissory notes to related parties, Joel D. Liffmann and Larry N. Feinberg, on September 22, 2005. Each note was non-interest bearing and was repaid on March 8, 2006.

        The Company presently occupies office space provided by an affiliate of certain of the founding stockholders. Such affiliate has agreed that, until the consummation of a Business Combination by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on March 2, 2006. Upon completion of a Business Combination or our liquidation, the Company will no longer be required to pay these monthly fees. The affiliate has agreed to defer such fees from December 1, 2007 through the consummation of the Company's Business Combination, if any.

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

        On December 4, 2007, Larry N. Feinberg and Joel D. Liffmann have each entered into promissory notes in which they agree to lend up to $100,000 at the Company's request. Amounts loaned under such notes will bear interest at 5.1%, compounded annually. As of February 26, 2008 each had loaned $62,500 under such notes. If the Company does not consummate the merger with PTI by March 8, 2008, Messrs. Feinberg and Liffmann will have no right to repayment from the proceeds of the trust account, and the loans will remain as unsecured claims against the Company.

NOTE F—COMMITMENTS AND CONTINGENCIES

        The Company paid an underwriting discount of 5% of the public Unit offering price to the underwriters at the closing of the Offering. The Company will also pay an additional 2% fee of the gross offering proceeds (less $0.16 for each share of common stock converted to cash in connection with a Business Combination) payable to the underwriters upon the Company's consummation of a Business Combination.

        The Company has engaged CRT Capital Group LLC, on a non exclusive basis, as their agent for the solicitation of the exercise of the Warrants. The Company has agreed to pay CRT Capital Group LLC a commission equal to 2% of the exercise price for each Warrant exercised more than one year after the date of the prospectus if the exercise was solicited by CRT Capital Group LLC.

        On November 29, 2007, the Company and Duff & Phelps ("D&P") entered into an engagement letter (the "D&P Engagement Letter") pursuant to which D&P agreed to provide an opinion as to i) the fairness, from a financial point of view, to the holders of the common stock of the Company of the consideration to be paid by the Company in the contemplated Merger and ii) the target having a fair market value equal to at least 80% of the Company's net assets. Pursuant to the D&P Engagement

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

Letter, the Company will pay D&P $250,000. The Company paid a non-refundable $100,000 retainer at the time D&P was engaged and will pay D&P $150,000 upon the closing of the Merger, if any.

NOTE G—PREFERRED STOCK

        The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE H—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Financial information for each quarter for the quarter ended March 31, 2006 to December 31, 2007 is as follows:

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Interest Income	$1,511,105	$1,535,382	$1,591,502	$1,496,481
Net income (loss)	2,298,450	2,117,630	10,162,963	(7,171,635)
Basic earnings per share	0.12	0.11	0.54	(0.36)
Diluted earnings per share	0.10	0.10	0.46	(0.31)

	March 31, 2006	June 30, 2006	September 30, 2006	December 31 2006
Interest Income	$341,209	$1,389,767	$1,522,892	$1,538,875
Net income (loss)	(4,547,640)	5,583,372	5,765,871	115,838
Basic earnings per share	(0.59)	0.30	0.31	0.41
Diluted earnings per share	(0.59)	0.26	0.27	0.42

NOTE I—SUBSEQUENT EVENTS

Special Meeting Date and Record Date

        On February 1, 2008, the Board of Directors (the "Board") of the Company determined that the special meeting (the "Special Meeting") of the Company's stockholders to consider and vote on the proposed merger of PTI Acquisition Sub., Inc. ("Merger Sub"), a wholly owned subsidiary of the Company, with and into PTI, whereby PTI would become a wholly owned subsidiary of the Company (the "Merger"), will be held at 10:00 AM, local time, on March 4, 2008 at the offices of Willkie Farr & Gallagher LLP, 787 Seventh Avenue, New York, New York 10019. The Board also determined the record date for the determination of stockholders of the Company entitled to receive notice of, and to vote at, the Special Meeting or any postponement or adjournment thereof will be the close of business on February 11, 2008. The date of the Special Meeting was subsequently postponed until March 5, 2008.

Piper Jaffray Engagement Letter

        On February 1, 2008, the Company and Piper Jaffray & Co. ("Piper Jaffray") entered into an engagement letter (the "Piper Jaffray Engagement Letter") pursuant to which Piper Jaffray agreed to provide certain services in connection with the Merger. The services to be provided by Piper Jaffray pursuant to the Piper Jaffray Engagement Letter include the identification of potential new investors in

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE I—SUBSEQUENT EVENTS (Continued)

issued and outstanding shares of Company common stock, the coordination of meetings with potential investors, the preparation of management presentation materials, assistance in preparing for due diligence reviews by potential investors and the execution, as agent, of purchases by investors, and related sales, of outstanding Company common stock.

        Pursuant to the Piper Jaffray Engagement Letter, the Company will pay Piper Jaffray fees equal to $750,000 upon the closing of the Merger, if any. The Company will also reimburse Piper Jaffray for its reasonable and documented out-of-pocket expenses, including reasonable fees and disbursements of counsel, and reasonable allocation of database, courier and communication costs, whether or not the Merger is successfully closed.

Amendment to Merger Agreement with PTI

        On February 25, 2008, the Company, Merger Sub, PTI and Joel P. Adams, as representative of PTI stockholders, entered into an amendment to the Merger Agreement (the "Second Amendment"). Pursuant to the Second Amendment, the number of shares of Company common stock used in the calculation of the exchange ratio pursuant to which shares of PTI common stock would be exchanged for shares of Company common stock (identified as the "Share Multiplication Factor" in the "Example of Calculation of Exchange Ratio and Number of Oracle Shares to be Issued/Reserved for Issuance" included in the proxy statement/prospectus, dated February 11, 2008 ("Proxy Statement/Prospectus"), that has been filed with the U. S. Securities and Exchange Commission and mailed to the Oracle stockholders) will be reduced from 22,500,000 to 19,125,000 shares, resulting in a reduction in the merger consideration to be issued, or reserved for issuance, at the closing of the Merger to PTI stockholders and holders of options and warrants to purchase PTI stock by approximately 15%. Pursuant to the Second Amendment, the number of shares of Company common stock that would be placed into escrow to satisfy any indemnification claims that may be asserted by the Company has been reduced by 15% from 2,250,000 to 1,912,500 shares.

        The Proxy Statement/Prospectus also described additional contingent consideration payable to the former PTI securityholders in the form of "Top-Up Consideration" and "Milestone Consideration." As a result of the Second Amendment, the "Top-Up Consideration" has been eliminated. The provisions in the Merger Agreement regarding the "Milestone Consideration" have not been changed. The Second Amendment also provides that, as a condition to the closing of the Merger, a redemption agreement shall be in full force and effect pursuant to which each purchaser of Company common stock issued prior to its initial public offering agrees to have 50% of the shares of Company common stock purchased by such holder prior to the initial public offering purchased and redeemed by the Company at a purchase price of $0.0083 per share concurrently with the closing of the Merger, thereby reducing the number of such shares outstanding from 3,750,000 shares to 1,875,000 shares.

QuickLinks

TABLE OF CONTENTS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
Cumulative Total Return on $100 Invested
  Item 6. Selected Financial Data
SELECTED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
ORACLE HEALTHCARE ACQUISITION CORP. (a corporation in the development stage) Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ORACLE HEALTHCARE ACQUISITION CORP. (a corporation in the development stage)
BALANCE SHEETS
ORACLE HEALTHCARE ACQUISITION CORP. (a corporation in the development stage) STATEMENTS OF OPERATIONS
ORACLE HEALTHCARE ACQUISITION CORP. (a corporation in the development stage) STATEMENTS OF STOCKHOLDERS' EQUITY
ORACLE HEALTHCARE ACQUISITION CORP. (a corporation in the development stage) STATEMENTS OF CASH FLOWS